Form 10-K
period 2025-03-31
Lionsgate Studios Corp.
filed 2025-05-30
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________ to  ____________
Commission File No.: 001-42635
____________________________________________________________________________________________________
Lionsgate Studios Corp.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Howe Street, 20th Floor
Vancouver, British Columbia V6C 3R8
and
2700 Colorado Avenue
Santa Monica, California 90404
(Address of principal executive offices)
____________________________________________________________________________________________________
(877) 848-3866
(Registrant’s telephone number, including area code)
____________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, no par value per share	LION	New York Stock Exchange
Rights to Purchase Common Shares	N/A	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $252,004,825, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 26, 2025, 285,718,377 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “ 2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year to which this report relates. Exhibit 99.2 to Amendment No. 1 to the Form 8-K filed with the SEC by Lionsgate Studios Holding Corp. on May 30, 2024, are incorporated by reference into Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this report.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: changes in our business strategy; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; weakness in the global economy and financial markets, including a recession, bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; the volatility of currency exchange rates; our ability to manage growth; the effects of competition on our future business; the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate or will operate in the future; international, national or local economic, social or political conditions that could adversely affect our business; the effectiveness of our internal controls and our corporate policies and procedures; changes in personnel and availability of qualified personnel; the volatility of the market price and liquidity of our common shares; and the other risks and uncertainties discussed under “Risk Factors” found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements, which we make in this report, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

This report may contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

Unless otherwise indicated or the context requires, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” refer to Lionsgate Studios Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at investors.lionsgate.com, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

The information we post through these channels is not a part of this Annual Report on Form 10-K. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

SUMMARY OF RISK FACTORS

An investment in Lionsgate involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

Risks Related to Lionsgate’s Business

•Lionsgate faces substantial capital requirements and financial risks.
•The requirements of being a public company, including maintaining adequate internal control over financial and management systems, may strain Lionsgate’s resources, divert management’s attention, and affect Lionsgate’s ability to attract and retain executive management and qualified board members.
•Lionsgate may incur significant write-offs if its projects do not perform well enough to recoup costs.
•Changes in Lionsgate’s business strategy, plans for growth or restructuring may increase its costs or otherwise affect its profitability.
•Lionsgate’s revenues and results of operations fluctuate significantly.
•Lionsgate’s content licensing arrangements, primarily those relating to the distribution of films in foreign territories, may include minimum guarantee arrangements which, absent such arrangements, could adversely affect its results of operations.
•Lionsgate does not have long-term arrangements with many of its production or co-financing partners and, as a result, Lionsgate may not have certain derivative rights related thereto.
•Lionsgate relies on a few major retailers and distributors and the loss of any of those could reduce Lionsgate’s revenues and operating results.
•A significant portion of Lionsgate’s library revenues comes from a small number of titles.
•Changes in consumer behavior, as well as evolving technologies (such as artificial intelligence) and distribution models, may negatively affect Lionsgate’s business, financial condition or results of operations.
•Lionsgate faces substantial competition in all aspects of its business.
•Lionsgate faces economic, political, regulatory, and other risks from doing business internationally.
•Lionsgate is subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.
•If Entertainment One Canada Ltd. loses Canadian status, it could lose licenses, incentives and tax credits.
•Lionsgate’s success depends on attracting and retaining key personnel and artistic talent.
•Global economic turmoil and regional economic conditions could adversely affect Lionsgate’s business.
•Lionsgate could be adversely affected by labor disputes, strikes or other union job actions.

•Business interruptions from circumstances or events outside of Lionsgate’s control could adversely affect Lionsgate’s operations.
•Lionsgate’s business is dependent on the maintenance and protection of its intellectual property and pursuing and defending against intellectual property claims may have a material adverse effect on its business.
•Lionsgate’s business involves risks of claims for content of material, which could adversely affect Lionsgate’s business, results of operations and financial condition.
•Lionsgate may become subject to litigation and other legal proceedings, which could adversely impact its business, financial condition and results of operations.
•Piracy of films and television programs could adversely affect Lionsgate’s business over time.
•Lionsgate relies upon cloud computing services to operate certain aspects of its service and any disruption of or interference with its use of its cloud computing service could adversely impact its operations and its business.
•Lionsgate’s activities are subject to stringent and evolving obligations which may adversely impact its operations. Lionsgate’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of its business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•Service disruptions or failures, or security incidents impacting Lionsgate or the third-party service providers’ information systems, data and networks may disrupt its businesses, damage its reputation, expose it to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on its results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.
•Purported noteholders have instituted suit against Old Lionsgate (as defined below) claiming that it breached the indenture governing certain 5.500% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.

Risks Related to Lionsgate’s Indebtedness

•Lionsgate has incurred significant indebtedness that could adversely affect its business and profitability and its ability to meet other obligations.
•Lionsgate may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.
•Despite its current level of indebtedness, Lionsgate and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Lionsgate’s financial condition described above.
•The terms of Lionsgate’s corporate indebtedness restrict Lionsgate’s current and future operations, particularly Lionsgate’s ability to respond to changes or to take certain actions.
•Lionsgate’s variable rate indebtedness subjects it to interest rate risk, which could cause its debt service obligations to increase significantly.

Risk Related to Tax Rules and Regulations

•The Internal Revenue Service may not agree that Lionsgate should be treated as a non-U.S. corporation for U.S. federal tax purposes and may not agree that its U.S. affiliates should not be subject to certain adverse U.S. federal income tax rules.
•Future changes to U.S. and non-U.S. tax laws could adversely affect Lionsgate.
•Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
•Lionsgate’s tax rate is uncertain and may vary from expectations.
•Legislative or other governmental action in the U.S. could adversely affect Lionsgate’s business.

•Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect Lionsgate’s effective tax rates.

PART I

ITEM 1. BUSINESS.

Overview

Lionsgate (NYSE: LION) is one of the world’s leading standalone, pure play, publicly-traded content companies. It brings together diversified motion picture and television production and distribution businesses, a world-class portfolio of valuable brands and franchises, a talent management and production powerhouse and a more than 20,000-title film and television library, all driven by Lionsgate’s bold and entrepreneurial culture.

We manage and report our operating results through two reportable business segments: Motion Picture and Television Production. Financial information for our segments is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report.

Starz Separation

Prior to the Starz Separation (as defined and further discussed below), Lionsgate Studios Corp. (NASDAQ: LION) (“Legacy Lionsgate Studios”) was a subsidiary of Lions Gate Entertainment Corp (NYSE: LGF.A, LGF.B) (“Old Lionsgate” or “Parent”) which encompasses the motion picture and television studio operations (collectively referred to as the “Studio Business”) of Old Lionsgate.

On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”) completed the separation of the businesses of Legacy Lionsgate Studios from its STARZ-branded premium subscription platform business (the “Starz Separation”). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” (NYSE: LION) (and herein after referred to as the “Company,” “Lionsgate,” “we,” “us,” or “our”) and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” (“Starz”) and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 22 to the consolidated financial statements).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with Lionsgate following the completion of the Starz Separation, Lionsgate (which holds the Studio Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate will be the accounting predecessor to Lionsgate and the Starz Business will be accounted for as discontinued operations in the financial statements of Lionsgate following the completion of the Starz Separation, beginning with the first quarter ended June 30, 2025. For periods following the Starz Separation, Lionsgate will reflect the historical financial position and results of operations of Old Lionsgate and as such, Old Lionsgate’s consolidated financial statements as of March 31, 2025 and 2024 and for each of the three years in the period ended March 31, 2025 as well as year-to-year comparisons between fiscal 2025 and fiscal 2024 are included as exhibit 99.1 to this Annual Report.

Studio Business

Motion Picture: Our Motion Picture segment includes revenues derived from the following:

•Theatrical. The domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results. Theatrical revenues also include revenues from licenses to direct-to-platform customers where the initial license of a motion picture is to a direct-to-platform customer.

•Home Entertainment. The sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (including pay-per-view and video-on-demand platforms, electronic sell through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis.

•Television. The licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets. In addition, when a license in our traditional pay television window is made to a subscription video-on-demand or other digital platform, the revenues are included here.

•International. The (i) licensing of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis, and (ii) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.

•Other. Among others, the licensing of our film and television and related content (e.g., games, music, location-based entertainment royalties, etc.) to other ancillary markets.

Television Production: Our Television Production segment includes revenues derived from the following:

•Television. The licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues also include revenue from licenses to subscription video-on-demand platforms in which the initial license of a television series is to a subscription video-on-demand platform. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks.

•International. The licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.

•Home Entertainment. The sale or rental of television production movies or series on packaged media and through digital media platforms.

•Other. Among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions and executive producer fees earned related to talent management.

Segment Revenue

For the year ended March 31, 2025, contributions to the Company’s consolidated revenues from its reportable segments included Motion Picture, 49.7% and Television Production, 50.3%.

•Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 9.7%
•Home Entertainment, 41.4%;
•Television, 21.8%;
•International, 25.3%; and
•Other, 1.8%.
•Within the Television Production segment, revenues were generated from the following:
•Television, 66.6%;

•International, 15.5%;
•Home Entertainment, 11.7%; and
•Other, 6.2%.
Corporate Strategy

We manage a large and diversified portfolio of film and television content that we license to theatrical exhibitors, streaming, broadcast, pay cable and other platform partners worldwide, maintaining a disciplined, targeted and cost-effective approach to the acquisition, production, marketing and distribution of that content. We believe that this strategic focus makes us a preferred supplier to third-party buyers. The extension of our deep portfolio of brands and franchises, creation of new intellectual properties and rigorous focus on retaining key rights to our content is designed to create incremental long-term value for our shareholders through a combination of current releases and one of the most valuable film and television libraries in the world.

Motion Picture - Theatrical

Production and Acquisition

We take a disciplined approach to theatrical production, with the goal of producing content that can be distributed through various domestic and international platforms. In doing so, we may mitigate the financial risk associated with production by, among others matters:

•Negotiating co-financing development and co-production agreements which may provide for cost-sharing with one or more third-parties;
•Pre-licensing international distribution rights on a selective basis, including through international output agreements (which license rights to distribute a film in one or more media generally for a limited term, and in one or more specific territories prior to completion of the film);
•Structuring agreements that provide for talent participation in the financial success of the film in exchange for reduced guaranteed “up-front payments” that would be paid regardless of the film's success; and
•Utilizing governmental incentives, programs and other structures from state and foreign countries (e.g., sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, calculated based on the amount of money spent in the particular jurisdiction in connection with the production).

Our approach to acquiring films complements our theatrical production strategy - we typically seek to limit our financial exposure while adding films with high potential for commercial box office success, critical recognition and successful monetization across a broad array of platforms.

Distribution

The economic life of a motion picture may consist of its exploitation in theaters, on packaged media and on various digital and television platforms in territories around the world. We generally distribute motion pictures directly to movie theaters in the U.S. whereby the exhibitor retains a portion of the gross box office receipts and the balance is remitted to the distributor. Concurrent with their release in the U.S., films are generally released in Canada and may also be released in one or more other foreign countries. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. After initial theatrical release, distributors seek to maximize revenues by releasing films in sequential release date windows, which may be exclusive against other non-theatrical distribution platforms. In certain circumstances, our distribution strategy has and may continue to change, and certain films intended for theatrical release may be licensed to other platforms.

Producing, marketing and distributing films can involve significant risks and costs, and can cause our financial results to vary depending on the timing of a film’s release. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Further, we may revise the release date of a film as the production schedule changes or in such a manner as we believe is likely to maximize revenues for other business reasons. Additionally, there can be no assurance that any of the films scheduled for release will be completed and/or in accordance with the anticipated schedule or budget, or that the film will ever be released.

Theatrical Releases

For the fiscal year ended March 31, 2025 we released twenty-seven (27) films theatrically in the U.S. across our labels (including our partnership with Roadside Attractions, of which Lionsgate owns a 43% equity interest). Such titles and their release patterns included the following:

Fiscal 2025
Theatrical Releases - Lionsgate*
Title	Theatrical Release Date	Release Pattern
The Ministry of Ungentlemanly Warfare	April 15, 2024	Theatrical and Premium Video-on-Demand
Unsung Hero	April 26, 2024	Theatrical and Accelerated Home Entertainment
The Strangers: Chapter 1	May 17, 2024	Theatrical and Premium Video-on-Demand
Borderlands	August 9, 2024	Theatrical and Premium Video-on-Demand
The Crow	August 23, 2024	Theatrical and Premium Video-on-Demand
1992	August 30, 2024	Theatrical and Premium Video-on-Demand
The Killer’s Game	September 13, 2024	Theatrical and Premium Video-on-Demand
Never Let Go	September 20, 2024	Theatrical and Premium Video-on-Demand
Megalopolis	September 27, 2024	Theatrical and Premium Video-on-Demand
White Bird	October 4, 2024	Theatrical and Premium Video-on-Demand
The Best Christmas Pageant Ever	November 8, 2024	Theatrical and Premium Video-on-Demand
Den Of Thieves 2: Pantera	January 10, 2025	Theatrical and Premium Video-on-Demand
Flight Risk	January 24, 2025	Theatrical and Premium Video-on-Demand
The Unbreakable Boy	February 21, 2025	Theatrical and Accelerated Home Entertainment

* Does not include releases of 29 day-and-date and multi-platform titles for the fiscal year ended March 31, 2025.

Fiscal 2025
Theatrical Releases - Roadside Attractions
Title	Theatrical Release Date	Release Pattern
The Absence of Eden	April 12, 2024	Theatrical and Accelerated Home Entertainment
Boy Kills World	April 26, 2024	Theatrical and Premium Video-on-Demand
Summer Camp	May 31, 2024	Theatrical and Accelerated Home Entertainment
Firebrand	June 14, 2024	Theatrical and Accelerated Home Entertainment
Kill	July 5, 2024	Theatrical and Premium Video-on-Demand
My Penguin Friend	August 16, 2024	Theatrical and Accelerated Home Entertainment
City of Dreams	August 30, 2024	Theatrical and Accelerated Home Entertainment
Lee	September 27, 2024	Theatrical and Premium Video-on-Demand
Exhibiting Forgiveness	October 12, 2024	Theatrical and Accelerated Home Entertainment
Small Things Like These	November 8, 2024	Theatrical and Premium Video-on-Demand
The Last Showgirl	December 13, 2024	Theatrical and Accelerated Home Entertainment
Riff Raff	February 28, 2025	Theatrical and Premium Video-on-Demand
Bob Trevino Likes It	March 21, 2025	Theatrical and Accelerated Home Entertainment
We continue to evaluate release strategies of our films by releasing solely and/or earlier on streaming platforms, initially releasing on premium video-on-demand, premium electronic sell-through, or by licensing directly to streaming platforms. In doing so, we capitalize on increased optionality in distribution and maintain a platform agnostic approach to distribution to take full advantage of new windowing opportunities and alternative distribution strategies (while also continuing to work closely with our theatrical exhibition partners).

Nominations and Awards

Lionsgate and affiliated companies (including its wholly-owned subsidiaries, Artisan Pictures, eOne Entertainment, Mandate Pictures and Summit Entertainment, as well as Roadside Attractions) have distributed films that have earned numerous Academy Award®, Golden Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Picture - Home Entertainment

Our U.S. home entertainment distribution operation exploits our film and television content library of more than 20,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as Anchor Bay Entertainment, Artisan Entertainment, eOne, Grindstone Entertainment Group, Roadside Attractions, Summit Entertainment, Trimark and Vestron), as well as titles from third parties such as A24, AMC, Entertainment Studios, EuropaCorp, Showbiz Direct, Angel Studios, Gravitas, Saban Entertainment, StudioCanal, STARZ, STX Entertainment, Tyler Perry Studios, Visiona Romantica and Zoetrope. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion and/or sale of DVDs/Blu-ray/4K Ultra HD discs to wholesalers and retailers in the U.S. and Canada. Fulfillment of physical distribution services are substantially licensed to Sony Pictures Home Entertainment. We distribute or sell content directly to retailers such as Amazon, who buy large volumes of our packaged media to sell directly to consumers, as well as exclusive content through our direct-to-consumer site, Lionsgate Limited.

Digital Media

We consider alternative distribution strategies for our films and release several titles solely and/or in an accelerated post-theatrical window on various digital platforms (including multi-platform distribution). We directly distribute this and other content (including certain titles not distributed theatrically or on physical media) across a wide range of global distribution platforms and networks on an on-demand basis (whereby the viewer controls the timing of playback) through dozens of transactional (transactional video-on-demand and electronic-sell-through), subscription, ad-supported and free video-on-demand platforms. We also directly distribute content on a linear distribution basis (i.e., whereby the programmer controls the timing of playback) through various linear pay, basic cable, and free, over-the-air television platforms worldwide.

Transactional video-on demand services to which Lionsgate licenses its content include, among others, Amazon’s Prime Video, Apple TV, Comcast Xfinity, Fandango at Home, Google TV, Microsoft Movies & TV and YouTube; subscription video-on demand services to which we license our content include, among others, Amazon’s Prime Video, Hulu, Max, Netflix, Peacock and Paramount+; ad-supported video-on-demand services to which we license our content include, among others, Pluto, The Roku Channel, Samsung, Tubi TV and YouTube; and linear networks to which we distribute our content include, among others, pay television networks such as MGM+, HBO, Showtime and STARZ, and basic cable network groups such as AMC Networks, Disney Media & Entertainment Distribution Networks, NBCUniversal’s SpinCo, Paramount Global Domestic Media Networks and Warner Media Entertainment Networks, as well as Bounce, Telemundo and UniMás.

Additionally, we own and operate a suite of 16 multi-content and single series free, ad-supported streaming linear channels (also known as FAST channels) carried by various platforms including, among others, Tubi TV, Samsung, The Roku Channel and Pluto.

Motion Picture - Television

We license our theatrical productions and acquired films to the domestic linear pay, basic cable and free television markets. For additional information regarding such distribution, see Motion Picture-Home Entertainment - Digital Media above.

Motion Picture - International

Our international sales operations are headquartered at our offices in London, England. The primary components of our international business are, on a territory-by-territory basis through third parties or directly through our international divisions:

•The licensing of rights in all media of our in-house feature film product and third-party acquisitions on an output basis;
•The licensing of rights in all media of our in-house product and third-party acquisitions on a sales basis for non-output territories;
•The licensing of third-party feature films on an agency basis; and
•Direct distribution of theatrical and/or ancillary rights licensing.

We license rights in all media on a territory-by-territory basis (other than the territories where we self-distribute) of (i) our in-house feature film product, and (ii) films produced by third parties such as Ace Entertainment, Buzzfeed, Fifth Season, Asbury Park Pictures and Endurance Media.

Films licensed and/or released by us internationally in fiscal 2025, included such in-house productions as The Long Walk, Good Fortune, Highlander, Now You See Me 3, Michael, Never Let Go (f/k/a Motherland), Borderlands, Day Drinker and Housemaid, as well as films produced by third parties such as Hurry Up Tomorrow, Above The Below, The Killer’s Game, Flight Risk, Anniversary, Unsung Hero, The Strangers Trilogy, Arthur The King, Dust Bunny, F Marry Kill and Freaky Tales. Third-party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2025 included Bone Yard, Rich Flu, Orphan 3 and The Fabulous Four.

Through territory-by-territory sales arrangements, we generally cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. We also have an output arrangement in France (for all rights for all media, including home entertainment and television rights), and distribute theatrical titles in Latin America through International Distribution Company, as well as theatrical rights in Canada through Cineplex.

We also self-distribute motion pictures in the United Kingdom and Ireland through our subsidiary, Lions Gate International (UK) Limited (“Lionsgate UK”). For the fiscal year ended March 31, 2025, Lionsgate UK released the following theatrical titles:

Fiscal 2025
Lionsgate UK
Title	Release Date
Love Lies Bleeding	May 3, 2024
The Strangers: Chapter 1	May 17, 2024
Kill	July 5, 2024
Borderlands	August 9, 2024
The Critic	September 13, 2024
Never Let Go	September 27, 2024
Small Things Like These	November 1, 2024
Saw (20th Anniversary)	November 1, 2024
Flight Risk	January 24, 2025
The Seed of the Sacred Fig	February 7, 2025

Other

Global Products and Experiences

Our Global Products and Experiences division drives incremental revenue and builds consumer engagement across our entire portfolio of properties via live shows and experiences, location-based entertainment destinations, games, physical and digital merchandise, and select strategic partnerships and investments.

Within the division, our Global Live Entertainment business focuses on licensing, developing, and producing live stage shows, concerts, and live immersive experiences and events based on our theatrical and television content. We have announced multiple live entertainment projects, including Dirty Dancing, Wonder and La La Land for Broadway, The Hunger Games for London, as well as a live dance show inspired by our Step-Up film franchise. Live to film concerts currently touring globally include Dirty Dancing, La La Land and Twilight.

Our Interactive Entertainment business focuses on growing a slate that includes games across PC/console, mobile, virtual reality and more, both through stand-alone games based solely on our content and the integration of our properties with marquee games such as Call of Duty, Dead By Daylight, Fortnite and Roblox. Stand-alone game titles include Blair Witch, Power Rangers: Battle for the Grid, Power Rangers: Legacy Wars and RetroRealms: Ash vs Evil Dead. A John Wick AAA video game is currently in development.

Our Location Based Entertainment business licenses and produces our Lionsgate, theatrical, and television brands for theme parks, destinations, and stand-alone attractions and experiences. Attractions based on The Hunger Games, John Wick, Now You See Me, SAW and other intellectual property can be found at theme parks and destinations in China, the United States, United Kingdom, and the Middle East. The John Wick Experience in Las Vegas, which opened in March 2025, is our newest standalone attraction. We have also partnered with Six Flags to open SAW themed haunted houses across multiple Six Flags theme parks during the Halloween season.

Our Consumer Products business licenses and develops products around our leading film and television properties, including John Wick, The Hunger Games, Twilight, Dirty Dancing and SAW. Our merchandise is available in the Lionsgate Shop, our official e-commerce shop, and at many well-known retail outlets such as Hot Topic, Walmart and Target. We are developing new offerings across a broad range of categories with best-in-class licensees, including LEGO, American Classics, Ripple Junction, Goodie Two-Sleeves, Hot Toys, Funko, ColourPop and more.

Music

We manage music for our theatrical and television slates, including overseeing songs, scores and soundtracks for all of our theatrical productions, co-productions and acquisitions, as well as music staffing, scores and soundtracks for all of our television productions. Music revenues are derived from the sales and licensing of music from our films, television, and other productions, and the theatrical exhibition of our films and the broadcast and webcast of our productions.

Ancillary Revenues

Ancillary revenues are derived from the licensing of films and television content at non-theatrical venues including educational and institutional facilities, U.S. military bases, oil rigs, hospitals, hotels, prisons, and on all forms of common carrier transportation, including airlines and ships.

Television Production

Our television business consists of the development, production, syndication and distribution of television programming. We principally generate revenue from the licensing and distribution of such programming to broadcast television networks, pay and basic cable networks, digital platforms and syndicators of first-run programming, which license programs on a station-by-station basis and pay in cash or via barter (i.e., trade of programming for airtime). Each of these platforms may acquire a mix of original and library programming.

After initial exhibition, we distribute programming to subsequent buyers, both domestically and internationally, including basic cable network, premium subscription services or digital platforms (known as “off-network syndicated programming”). Off-network syndicated programming can be sold in successive cycles of sales which may occur on an exclusive or non-exclusive basis. In addition, television programming is sold on home entertainment (packaged media and via digital delivery) and across all other applicable ancillary revenue streams including music publishing, touring and integration.

Similar to our film production practices, we leverage tax credits, subsidies, and other incentive programs to optimize our returns and maintain financially prudent production models for television content.

Lionsgate Television

We currently produce, syndicate and distribute more than 75 television shows on more than 40 networks.

For the fiscal year ended March 31, 2025, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities, as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2025 Scripted – Lionsgate
Title	Network
Acapulco	Apple
Black Mafia Family	Starz
Ghosts	CBS
Mythic Quest	Apple
Power Book III: Raising Kanan	Starz
Power Book IV: Force	Starz

Fiscal 2025 Scripted – eOne
Title	Network
A Gentleman in Moscow	Paramount+
Mistletoe Murders	Hallmark / Corus
Ripple	Hallmark
The Rookie	ABC
Yellowjackets	Showtime

Fiscal 2025 Unscripted - Lionsgate Alternative Television*
Title	Network
Adam Richman Eats The Premier League	Discovery
American Rebel	History
Braver	BYUTV
Buried In The Backyard	Oxygen
Caresha Please: A Day In Miami	BET
Christmas on the Farm	Channel 5
Cruising With Susan Calman	Channel 5
Face the Firm	Amazon
Fletcher's Family Farm	ITV
Fletcher's Family Farm at Christmas	ITV
Harpooners	Discovery
Married to The Game	AmazonUK
Milf Manor	TLC
My Big Fat Fab Life	TLC
Naked and Afraid	Discovery
Naked and Afraid Last One Standing	Discovery
Naked and Afraid XL	Discovery
Power Slap: Road to the Title	Rumble
Scamanda	ABC / Hulu
Selling Sunset	Netflix
Springtime on the Farm	Channel 5
The Barnes Bunch	WETV
The Greens at Christmas	Channel 5
The Impact: Atlanta	BET+
The Saint	Fox Nation
The Ultimate Fighter	ESPN+
The Yorkshire Vet	Channel 5
Trivial Pursuit	CW
The Yorkshire Vet: Christmas Donkey Special	Channel 5
The Yorkshire Vet: Great and Small	Channel 5
Very Scary People	Investigative Discovery
Very Scary People Podcast	N/A
Zombie House Flipping	A&E

Fiscal 2025 Syndication - Debmar-Mercury
Title
Family Feud
People Puzzler
Sherri Shepherd
The Conners

* Lionsgate Alternative Television includes programming produced by our wholly-owned subsidiaries, Pilgrim Media Group and     eOne’s U.S. and U.K. non-scripted group, Blackfin, Renegade and Daisybeck Studios.

Television Production - International

We license, sell and distribute original Lionsgate television series (including Lionsgate UK television programming), third party television programming and format acquisitions to international markets via packaged media and various digital platforms. For the fiscal year ended March 31, 2025, Lionsgate UK television programming that was acquired, began production, was produced or was broadcast, included the following:

Fiscal 2025 Television - Lionsgate UK
Title	Network	Partner(s)
Son of A Critch 4	CBC & CW	Project 10
Borderline	ZDF & Roku	Further South Productions and ShinAwil
Queenie	Channel 4	Further South Productions Limited
The German	DBS Satellite Services (YES)	Gil Formats Ltd
Amandaland	BBC	Merman Television Limited

Television Production - Home Entertainment

For information regarding television production home entertainment revenue, see Motion Picture —Home Entertainment above.

Other

Other revenues are derived from, among others, the licensing of our television programs to other ancillary distributors, the sales and licensing of music from the television broadcasts of our productions, and from our interest in 3 Arts Entertainment, a talent management company. 3 Arts Entertainment is one of the world's leading talent management and production companies, representing an A-list client roster of directors, writers, showrunners and actors, producing long-running hit series (The Office, Parks & Recreation, Brooklyn Nine-Nine) and partnering with Lionsgate on a slate of premium scripted series. 3 Arts Entertainment receives commission revenue from talent representation and are producers on a number of television shows and films where they receive an executive producer fee and back-end participations.

Joint Ventures, Partnerships and Ownership Interests

Our joint ventures, partnerships and ownership interests support our position as a multiplatform global industry leader in entertainment. We actively evaluate our portfolio of properties, content libraries and other assets to ensure they enhance our competitive standing, align with our strategic objectives, optimize capital and offer meaningful long-term value. As part of this ongoing assessment, we may engage in discussions with third parties regarding the potential acquisition or divestiture of specific assets or businesses. Accordingly, we may from time to time elect to sell certain properties, libraries, or businesses, or pursue new joint ventures, strategic partnerships, or similar transactions involving individual components of our portfolio. For specific details regarding our equity method investees and redeemable noncontrolling interests, please refer to Note 6 and Note 12 in our Consolidated Financial Statements.

Intellectual Property

We currently use and own or license a number of trademarks, service marks, copyrights, domain names and similar intellectual property in connection with our businesses and own registrations and applications to register them both domestically and internationally. We believe that ownership of, and/or the right to use, such trademarks, service marks, copyrights, domain names and similar intellectual property is an important factor in our businesses and that our success depends, in part, on such ownership.

The prevalence of motion picture and television piracy is widespread across various regions globally, notably in South America, Asia, and specific Eastern European countries. This is exacerbated by technological advancements and the digital transformation of content, facilitating the unauthorized creation, distribution, and sharing of high-quality copies through physical media and digital platforms. The proliferation of these unauthorized copies has, and will likely continue to have an adverse effect on our business. Our ability to safeguard and enforce our intellectual property rights is subject to inherent risks, and we occasionally face disputes concerning rights and obligations related to intellectual property. We cannot guarantee success in all intellectual property disputes that may arise. Risks related to the protection of intellectual property are set forth in Item 1A – Risk Factors.

Competitive Conditions

Our businesses operate in highly competitive markets. We compete with companies within the entertainment and media business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and various cultural activities. We compete with the major studios, numerous independent film and television production companies, television networks, pay television services and digital media platforms for the acquisition of literary, film and television properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Similarly, our television product faces significant competition from independent distributors as well as major studios. As a result, the success of any of our motion picture and television business is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing content released into the marketplace at or near the same time as well as on the ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels.

Human Capital

Employees

As of May 26, 2025, we had 1,032 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Recruitment

Our leadership team works across the organization to thoughtfully address matters related to equity, workforce representation, and overall corporate culture. As part of this commitment, we maintain the following recruitment and hiring initiatives:
•Internship Programs designed to increase inclusion across the entertainment industry.
•Hiring Practices ensuring that we attract top-tier talent through fair and accessible methods. The core principle of our hiring process is to seek out the strongest candidate for every role, while also emphasizing diversity, equal access to roles, objective and unbiased hiring and a rigorous, competitive, and consistent hiring process.
•Supplier Diversity and Inclusion Program actively fostering relationships with diverse businesses while prioritizing more competitive pricing, quality, service, innovation and creativity in procurement of services.

Employee Resource Groups

We provide our employees with an array of Employee Resource Groups (“ERGs”) which offer them the chance to establish a greater presence at Lionsgate and an opportunity to enhance cross-cultural awareness, develop leadership skills and network across the Company’s various business units and levels. The ERGs are voluntary, employee-led groups that foster a diverse, engaging and inclusive workplace.
•Lionsgate Early Career Group aims to inspire curiosity and networking to foster growth for professionals in early stages of their careers.
•Lionsgate Multicultural Employee Resource Group consists of resource groups that support our Asian American Pacific Islander community, our Black community and our Latine and Hispanic community.
•Lionsgate Parents and Caregivers Group aims to bring together parents, expecting parents, caregivers, and allies to ensure our community fosters an environment that supports all families.
•Lionsgate Pride supports, develops and inspires future LGBTQ+ leaders within the Company and the industry.
•Lionsgate Vets creates a community of veterans and their supporters working together to enhance veteran presence and engage the industry from the unique perspective of a military background.
•Lionsgate Women’s Empowerment Group creates a community that improves the prominence of female leaders and empowers women at all levels within the Company and the industry.
Community Involvement

We are committed to acting responsibly and making a positive difference in the local and global community through Lionshares, our volunteer program that seeks to provide opportunities for employees to partner with a diverse range of charitable organizations. We maintain a Corporate Sponsorship Committee that prioritizes corporate philanthropic initiatives throughout Lionsgate, focusing particularly on organizations and activities related to diversity and poverty in order to increase our impact and to develop meaningful relationships with a core group of organizations and events.

Other Employee Benefits and Programs

We offer a comprehensive benefits package which includes health, dental and vision insurance, family forming benefits, mental health support, resources for caregiving (children and adult family), online fitness and meditation classes, and new parent coaching. We offer programs to develop and enrich the employee experience with offerings such as tuition reimbursement, leadership development programs, mentorship, and additional programs to help support specific populations. We conduct annual employee training on anti-harassment, information technology security, the Foreign Corrupt Practices Act, as well as other manager trainings. We also provide training and development to all employees, focusing on career development, professional development and industry knowledge.

Corporate, Environmental and Social Responsibility

We protect our social, financial, informational, environmental, and reputational assets and make it a priority to operate our business in a responsible and sustainable manner. Engaging in such responsibility not only helps us manage risks and maximize opportunities, but also helps us understand and manage our social, environmental, and economic impact that enables us to contribute to society’s wider goal of sustainable development. This includes, but is not limited to, conducting business in a socially responsible and ethical manner, supporting human rights, and committing to environmental sustainability.

In all our offices, we prioritize efforts to prevent pollution, and to conserve, recover, and recycle materials, water and energy wherever possible. Our productions distribute documents electronically to minimize paper consumption and waste and limit the use of single-use plastics. Our productions follow best practices featured in the Producers Guild of America and Sustainable Production Alliance’s Green Production Guide, which are designed to reduce the film, television, and streaming industry’s carbon footprint and environmental impact. Our U.S. productions encourage the employment of green vendors that provide sustainable goods and services for film, television and streaming productions. We also prioritize vendors whose dedication to operating business in a responsible and sustainable manner directly aligns with those of Lionsgate.

Management Succession Planning

The Nominating and Corporate Governance Committee of the Board of Directors, with the assistance of an independent outside consultant, has established short-term and long-term management succession plans, which it reviews and updates periodically. The plans identify critical positions and potential replacements for the Company’s senior executives (including the Chief Executive Officer and the Vice Chair), should one of these critical positions become vacant. The plans are designed to anticipate both expected successions, such as those arising from anticipated retirements, as well as unexpected transitions (i.e., “black swan events”), such as those occurring when executives leave for positions at other companies, or due to death, disability or other unforeseen events.

Corporate History

We are a corporation organized under the laws of the Province of British Columbia as Lionsgate Studios Holding Corp. on January 10, 2024, and renamed Lionsgate Studios Corp. on May 6, 2025 in connection with the separation of the Studio Business (i.e., Motion Picture and Television Productions segments) of Lions Gate Entertainment Corp. (currently held, directly and through subsidiaries, by the Company) from the Starz Business (i.e., Media Networks segment) of Lions Gate Entertainment Corp. (currently held, directly and through subsidiaries, by Starz Entertainment Corp.).

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at investors.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company's Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics for Directors, Officers and Employees, Policy on Shareholder Communications, Related Person Transaction Policy, Charter of the Audit & Risk Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, as well as in print to any shareholder who requests them. The information posted on our website is not incorporated into this Annual Report on Form 10-K. We will disclose on our website waivers of, or amendments to, our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or persons performing similar functions.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
ITEM 1A. RISK FACTORS.
You should carefully consider each of the following risks and uncertainties associated with Lionsgate and the ownership of Lionsgate securities. In addition, for more information you should review the specific descriptions of Lionsgate’s businesses under “Business” as well as other information included in, or incorporated by reference into this Form 10-K. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially adversely affect us in future periods.

Risks Related to Lionsgate’s Business

Lionsgate faces substantial capital requirements and financial risks.

The production, acquisition and distribution of motion picture and television content requires substantial capital. A significant amount of time may elapse between expenditure of funds and the receipt of revenues after release or distribution of such content. Lionsgate cannot assure you that it will be able to successfully implement arrangements to reduce the risks of production exposure such as tax credit, government or industry programs. Moreover, Lionsgate may experience delays and increased costs due to disruptions or events beyond its control and if production incurs substantial budget overruns, Lionsgate may have to seek additional financing or fund the overrun itself. Lionsgate cannot make assurances regarding the availability of such additional financing on terms acceptable to it, or that it will recoup these costs. Increased costs or budget overruns incurred with respect to a particular film may prevent its completion or release or may result in a delayed release and the postponement to a potentially less favorable date. This could adversely affect box office performance and the overall financial success of such film. Any of the foregoing could have a material adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

The requirements of being a public company, including maintaining adequate internal control over financial and management systems, may strain Lionsgate’s resources, divert management’s attention, and affect Lionsgate’s ability to attract and retain executive management and qualified board members.

As a public company, Lionsgate is subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of U.S. and Canadian exchanges, and other applicable securities rules and regulations. Compliance with these rules and regulations may strain its financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that Lionsgate file annual, quarterly, and current reports with respect to its business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that Lionsgate maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight are required. If Lionsgate has material weaknesses or deficiencies in its internal control over financial reporting, Lionsgate may not detect errors on a timely basis and its consolidated financial statements may be materially misstated. Effective internal control is necessary for Lionsgate to produce reliable financial reports and is important to prevent fraud.

In addition, Lionsgate is required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Lionsgate may incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, Lionsgate management’s attention may be diverted from other business concerns, which could harm Lionsgate’s business, operating results, and financial condition.
Lionsgate may incur significant write-offs if its projects do not perform well enough to recoup costs.

Lionsgate is required to amortize capitalized production costs over the expected revenue streams as it recognizes revenue from films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue Lionsgate expects to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis when events or changes in circumstances indicate that the fair value of a film is less than its unamortized cost. These events and changes in circumstances include, among others, an adverse change in the expected performance of a film prior to its release, actual costs substantially in excess of budgeted cost for the film, delays or changes in release plans and actual performance subsequent to the film’s release being less than previously expected performance estimates. In any given quarter, if Lionsgate lowers its previous forecast with respect to total anticipated revenue from any film or other project or increases its previous forecast of cost of making or distribution of the film, Lionsgate may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if it previously recorded impairment charges for such film or other project. Such impairment charges could adversely impact Lionsgate’s business, operating results and financial condition.
Changes in Lionsgate’s business strategy, plans for growth or restructuring may increase its costs or otherwise affect its profitability.

As changes in Lionsgate’s business environment occur, it may adjust its business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of theatrical and television offerings and changes in macroeconomic conditions may impair the value of Lionsgate’s assets. When these occur, Lionsgate may incur costs to adjust its business strategy and may need to write down the value of assets. Lionsgate may also invest in existing or new businesses. Some of these investments may have negative or low short-term returns and the ultimate prospects of the businesses may be uncertain or may not develop at a rate that supports its level of investment. In any of these events, Lionsgate’s costs may increase, it may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring.

Lionsgate’s revenues and results of operations fluctuate significantly.

Lionsgate’s results of operations depend significantly upon the commercial success of the motion picture, television and other content that it sells, licenses or distributes, which cannot be predicted with certainty. Viewer preferences and audience acceptance are difficult to predict and may be subject to influences beyond Lionsgate’s control, such as the critical acclaim of its content, the format in which content is released, the talent involved, the genre and specific subject matter of its content, audience reaction to its content, the quality and acceptance of content that its competitors release into the marketplace, and the availability of alternative forms of entertainment (including user-generated content) and leisure activities, general economic conditions and other tangible and intangible factors. Lionsgate may not be able to anticipate and react effectively to shifts in tastes and interests. In particular, if one or more motion pictures underperforms at the box office in any given period, Lionsgate’s revenue and earnings results for that period (and potentially, subsequent periods) may be less than anticipated. Lionsgate’s results of operations may also fluctuate due to the timing, mix, number and availability of theatrical motion picture and home entertainment releases, as well as license periods for content. Moreover, low ratings for television programming produced by Lionsgate may lead to the cancellation of a program which may result in significant programming impairments in a given period, and can negatively affect license fees for the cancelled program in future periods. Other than non-renewals or cancellation of television programs or series that may occur from time to time, Lionsgate is not aware of any current material cancellation of television programming releases or of content that Lionsgate sells, licenses or distributes. In addition, the comparability of results may be affected by changes in accounting guidance or changes in Lionsgate’s ownership of certain assets and businesses. As a result of the factors above, Lionsgate’s results of operations may fluctuate and differ from period to period, and therefore, may not be indicative of the results for any future periods or directly comparable to prior reporting periods.
Lionsgate’s content licensing arrangements, primarily those relating to the distribution of films in foreign territories, may include minimum guarantee arrangements which, absent such arrangements, could adversely affect its results of operations.

Lionsgate generates revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international marketplaces. Certain of such content licensing arrangements, primarily those relating to the distribution of films by third parties in foreign territories, may include a minimum guarantee. Revenue from these minimum guarantee arrangements amounted to approximately $110.5 million, $151.0 million and $101.3 million for the years ended March 31, 2025, 2024 and 2023 respectively. To the extent that receipts generated by such foreign distributor from distribution of the film in the territory exceed a formula-based threshold, the distributor will pay Lionsgate an amount in addition to the minimum guarantee (the “overage”). Absent these arrangements, the revenues derived by Lionsgate may be determined as a function of a revenue-sharing formulation that calculates the licensee fee payable to Lionsgate solely based on the actual performance of the film in the territory. In these situations, content that is not favorably received or underperforms may not achieve the level of revenues that Lionsgate would have received from a minimum guarantee arrangement, which could adversely impact Lionsgate’s business, operating results and financial condition.

Lionsgate does not have long-term arrangements with many of its production or co-financing partners and, as a result, Lionsgate may not have certain derivative rights related thereto.

Lionsgate typically does not enter into long-term production contracts with the creative producers of motion picture and television content that it produces, acquires or distributes. Moreover, Lionsgate generally has certain derivative rights that provide it with distribution rights to, for example, prequels, sequels and remakes of certain content it produces, acquires or distributes. There is no guarantee that Lionsgate will produce, acquire or distribute future content by any creative producer or co-financing partner, and a failure to do so could adversely affect its business, financial condition, operating results, liquidity and prospects.

Lionsgate relies on a few major retailers and distributors and the loss of any of those could reduce Lionsgate’s revenues and operating results.

A small number of retailers and distributors account for a material percentage of the revenues in home entertainment for the Motion Picture segment. Lionsgate does not have long-term agreements with retailers. In addition, in fiscal 2025, 2024 and 2023, Lionsgate generated approximately 19%, 18% and 25%, respectively, of its revenue from the Starz Business and in fiscal 2025, 2024 and 2023, Lionsgate generated approximately 16%, 14% and 11% respectively, of its revenue from Amazon.com, Inc. and its subsidiaries. Lionsgate cannot assure you that it will maintain favorable relationships with its retailers and distributors (including with Starz) or that it or they will not be adversely affected by economic conditions, including as a result of global pandemics, wars, such as Russia’s invasion of Ukraine (including sanctions therefrom, though Lionsgate and, to the knowledge of Lionsgate, its directors and executive officers have not been, and are not expected to be, subject to any sanctions related to Russia’s invasion of Ukraine), bank failures, ongoing disruptions in financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States political developments, geopolitical events and other sources of instability, inflation or a recession. For additional information, see Note 17 to the consolidated financial statements.

A significant portion of Lionsgate’s library revenues comes from a small number of titles.

Lionsgate depends on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by its library. In addition, many of the titles in its library are not presently distributed and generate substantially no revenue. Moreover, the rights to the titles in its library vary; in some cases, Lionsgate only holds the right to distribute titles in certain media and territories for a limited term; in other cases, certain rights may be reserved and/or granted to third parties or otherwise only granted to it for a limited period. If Lionsgate cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, or renew expiring rights to titles generating a significant portion of its revenue on acceptable terms, any such failure could have a material adverse effect on its business, financial condition, operating results, liquidity and prospects. Lionsgate has not entered into any agreements regarding material acquisitions of titles, renewals, business combinations, joint ventures or sales that have not yet closed.

Changes in consumer behavior, as well as evolving technologies (such as artificial intelligence) and distribution models, may negatively affect Lionsgate’s business, financial condition or results of operations.

Lionsgate’s success, in part, depends on its ability to anticipate and adapt to shifting content consumption patterns and technological development. The ways in which viewers consume content, and technology and business models in its industry, continue to evolve, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenues. Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers’ expectations regarding the availability of video content and their willingness to pay for access to such content. These changes include the increase in the number of advertising-based video on demand services or free, ad-supported streaming linear channels (also known as FAST channels) or increased cord-cutting.

Evolving technology, such as artificial intelligence (“AI”), may be used in ways that increase access to publicly available free or relatively inexpensive content that may reduce demand for Lionsgate’s products and services. Regulations governing new technological developments, such as developments in AI, remain unsettled, and these developments may affect aspects of Lionsgate’s existing business model, including revenue streams for the use of Lionsgate’s intellectual property and how it creates and distributes its content. If Lionsgate fails to successfully leverage emerging technologies and effectively anticipate or adapt to emerging competitors, content distribution platforms, changes in consumer behavior and shifting business models, this could have a material adverse effect on its competitive position, business, financial condition and results of operations

In particular, the use of AI, including generative AI, machine learning, and large language models (collectively, “AI/ML technologies”), is evolving rapidly and becoming more prevalent in business operations, and Lionsgate’s ability to compete could be adversely affected if its competitors gain an advantage by using such technologies. We have begun adopting certain AI/ML technologies into our daily operations. The use of AI/ML technologies is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our operations becomes more important over time.

Lionsgate faces substantial competition in all aspects of its business.

Lionsgate is an independent distributor and producer. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture operations and television production operations. If Lionsgate is unable to successfully or profitably compete with current and new competitors, its business will be adversely affected.

Lionsgate faces economic, political, regulatory, and other risks from doing business internationally.

Lionsgate has operations and distributes content outside the U.S. and derives revenue from international sources. As a result, its business is subject to certain risks inherent in international business, many of which are beyond its control. These risks include:

•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•laws and policies adversely affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•sanctions imposed on countries, entities and individuals with whom it conducts business (such as those imposed due to Russia’s invasion of Ukraine);
•the impact of trade disputes;
•anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose strict requirements on how Lionsgate may conduct its foreign operations and changes in these laws and regulations;
•changes in local regulatory requirements including regulations designed to stimulate local productions, promote and preserve local culture and economic activity (including local content quotas, investment obligations, local ownership requirements, and levies to support local film funds);
•differing degrees of consumer protection laws, data privacy and cybersecurity laws, and changes in these laws;
•differing degrees of employee or labor laws and changes in these laws that may impact our ability to hire and retain foreign employees;
•strikes or other employment actions that may make it difficult to produce and/or localize content;
•censorship requirements that may cause Lionsgate to remove or edit popular content, leading to consumer disappointment, brand tarnishment or consumer dissatisfaction;
•inability to adapt Lionsgate’s offerings successfully to differing languages, cultural tastes, and preferences in international markets;
•international jurisdictions where laws are less protective of intellectual property and varying attitudes towards the piracy of intellectual property;
•establishing and protecting a new brand identity in competitive markets;
•the instability of foreign economies and governments;
•currency exchange restrictions, export controls and currency devaluation risks in some foreign countries;
•war and acts of terrorism; and
•the spread of communicable diseases, which may impact business in such jurisdictions.

Lionsgate’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of its business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

Lionsgate is subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.

From time to time, Lionsgate may engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, joint ventures intended to complement or expand its business or other transactions. However, Lionsgate may not realize the anticipated benefit from the transactions it pursues; there may be liabilities assumed that it did not discover or that it underestimated in the course of performing its due diligence; the negotiation of the transaction and the integration of the acquired business could require Lionsgate to incur significant costs and cause diversion of management’s time and resources; the transaction could result in impairment of goodwill and other intangibles, development write-offs and other related expenses; the transaction may pose challenges in the consolidation and integration of information technology, accounting systems, personnel and operations; and Lionsgate may have difficulty managing the combined entity in the short term if it experiences a significant loss of management personnel during the transition period after a significant acquisition. No assurance can be given that expansion, acquisition or other opportunities will be successful, completed on time, or that Lionsgate will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. Any of the foregoing could have a material adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects. If Lionsgate determines to sell individual properties, libraries or other assets or businesses, it will benefit from the net proceeds realized from such sales. However, Lionsgate’s revenues may be affected in the long-term due to the loss of revenue-generating assets, and poor timing of such disposals may result in unrealized asset value, all of which may diminish its ability to service its indebtedness and repay its notes and its other indebtedness at maturity. Furthermore, Lionsgate’s future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of its business platform.

If Entertainment One Canada Ltd. loses Canadian status, it could lose licenses, incentives and tax credits.

Through Lionsgate’s acquisition of eOne in December 2023, it acquired the economic interests in Entertainment One Canada Ltd., a Canadian corporation (“EOCL”). EOCL is able to benefit from a number of licenses, incentive programs and Canadian government tax credits as a result of it being “Canadian controlled” as defined in the Investment Canada Act. Lionsgate has taken measures to ensure that EOCL’s Canadian status is maintained. There can be no assurance, however, that EOCL will be able to continue to maintain its Canadian status. The loss of EOCL’s Canadian status could harm Lionsgate’s business, including the possible loss of future incentive programs and claw back of funding previously provided to EOCL.

Lionsgate’s success depends on attracting and retaining key personnel and artistic talent.

Lionsgate’s success depends upon the continued efforts, abilities and expertise of its executive teams and other key employees, including production, creative and technical personnel, including, in turn, on its ability to identify, attract, hire, train and retain such personnel. Lionsgate has employment agreements with top executive officers and production executives but does not have significant “key person” life insurance policies for any employee. Although it is standard in the industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure Lionsgate of the continued services of such employees. In addition, Lionsgate depends on the availability of a number of actors, writers, directors and producers of third-party production companies who create its original programming. Lionsgate cannot assure you that it will be successful in identifying, attracting, hiring, training and retaining such personnel in the future, and Lionsgate’s inability to do so could have a material adverse effect on its business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and regional economic conditions could adversely affect Lionsgate’s business.

Global economic turmoil resulting from such events as global pandemics, wars, inflation, bank failures or a recession, may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets, ongoing disruptions in financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States political developments, geopolitical events and other sources of instability. A decrease in economic activity in the U.S. or in other regions of the world in which Lionsgate does business could adversely affect demand for its content, thus reducing its revenues and earnings. A decline in economic conditions could reduce performance of theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment offered, which could also adversely affect Lionsgate revenues and, at the same time, increase costs. Moreover, financial institution failures may make it more difficult to finance any future acquisitions, or engage in other financing activities.

Lionsgate could be adversely affected by labor disputes, strikes or other union job actions.

Lionsgate is directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television content including writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements. In general, a labor dispute, work stoppage, work slowdown, strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television content could delay or halt Lionsgate’s ongoing development and/or production activities, or could cause a delay or interruption in release of new motion pictures and television content. Labor disputes have in the past, such as the industry-wide strike by the Writers Guild of America in May 2023 and Screen Actors Guild in July 2023, and may in the future, restrict access to content, result in work stoppages, and may result in increased costs and decreased revenue, which could have a material adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Business interruptions from circumstances or events outside of Lionsgate’s control could adversely affect Lionsgate’s operations.

Lionsgate’s operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures, software or hardware failures, loss of data, security breaches, cyberattacks, personnel misconduct or error, war or acts of terrorism, global pandemics, work stoppages and strikes, and similar events beyond its control. Lionsgate’s headquarters is located in Southern California, which is subject to natural disasters such as earthquakes, wildfires and flooding. Although Lionsgate has developed certain plans to respond in the event of a disaster, there can be no assurance that such plans will be effective in the event of a specific disaster. A long-term power outage, however, could disrupt its operations.

Although Lionsgate carries business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by Lionsgate could have a material adverse effect on its business, financial condition, operating results, liquidity and prospects.

Lionsgate’s business is dependent on the maintenance and protection of its intellectual property and pursuing and defending against intellectual property claims may have a material adverse effect on its business.

Lionsgate’s ability to compete depends, in part, upon successful protection of its intellectual property. Lionsgate attempts to maintain and protect its proprietary and intellectual property rights to its productions through available copyright and trademark laws, contractual provisions in its agreements with its employees, contractors and production partners that develop intellectual property on its behalf, and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries where Lionsgate distributes its products. As a result, it may be possible for unauthorized third parties to copy and distribute Lionsgate’s productions or certain portions or applications of its intended productions, which could have a material adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects. Moreover, there can be no assurance that Lionsgate’s content producers or other third parties from whom it may license or acquire content have, in every instance, entered into agreements that contain appropriate protections regarding intellectual property, including nondisclosure, “work made for hire” or valid assignment provisions, with each party who has developed intellectual property on their respective behalf. Litigation may also be necessary to enforce Lionsgate’s intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, infringement or invalidity claims could result in substantial costs and the diversion of resources and could have a material adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects. Lionsgate’s more successful and popular film or television products or franchises may experience higher levels of infringing activity, particularly around key release dates. Alleged infringers have claimed and may claim that their products are permitted under fair use or similar doctrines, that they are entitled to compensatory or punitive damages because Lionsgate’s efforts to protect its intellectual property rights are illegal or improper, and that Lionsgate’s key trademarks or other significant intellectual property are invalid. Such claims, even if meritless, may result in adverse publicity or costly litigation. Lionsgate will vigorously defend its copyrights and trademarks from infringing products and activity, which can result in litigation. It may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that a favorable final outcome will be obtained in all cases. Additionally, one of the risks of the film and television production business is the possibility that others may claim that Lionsgate’s productions and production techniques misappropriate or infringe the intellectual property rights of third parties.

Notwithstanding Lionsgate’s efforts to obtain all permissions and clearances it deems necessary in relation to the content it will create or distribute, from time to time, Lionsgate may be subject to claims and legal proceedings regarding alleged infringement by it of the intellectual property rights (including patents) of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, require the development of alternative technology or business practices, injunctions against Lionsgate, or payments for licenses or damages. Lionsgate may also enter into licenses or other arrangements to settle and resolve such allegations on commercially reasonable terms where available, though there can be no assurance such agreements can be obtained on acceptable terms. These risks may be amplified by the increase in third parties whose sole or primary business is to assert such claims. Regardless of the validity or the success of the assertion of any such claims, Lionsgate could incur significant costs and diversion of resources in enforcing its intellectual property rights or in defending against such claims, which could have a material adverse effect on its business, financial condition, operating results, liquidity and prospects.

In addition, Lionsgate may, from time to time, lose or cease to control certain of its rights in the intellectual property on which it relies. Pursuant to applicable intellectual property laws, such rights may expire or be transferred to third parties as a result of the operation of copyright reversion and/or termination of transfer rights under applicable laws. Additionally, where Lionsgate acquires rights in certain properties or content, it may only acquire such rights for a limited period or subject to other restrictions. Where Lionsgate loses intellectual property rights, it may not be able to re-acquire such rights on reasonable terms or at all, including due to material entering the public domain. The loss of (or of control of) such intellectual property rights may adversely impact Lionsgate’s ability to prevent others from exploiting content based on such rights.

Lionsgate’s business involves risks of claims and content of material, which could adversely affect Lionsgate’s business, results of operations and financial condition.

As a distributor of media content, in the ordinary course of business, Lionsgate may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, claims related to the mature nature of some of its content, other claims based on the nature and content of the materials distributed, or statements made by personnel or talent regarding or promoting those materials or attributable to its business. These types of claims have historically been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on Lionsgate’s business, financial condition and results of operations.

Lionsgate may become subject to litigation and other legal proceedings, which could adversely impact its business, financial condition and results of operations.

From time to time, Lionsgate may be subject to various legal proceedings (including class action lawsuits), claims, regulatory investigations and arbitration proceedings, including claims relating to intellectual property, employment, wage and hour, consumer privacy, contractual and commercial disputes, and the production, distribution, and licensing of its content. The outcomes of legal proceedings are inherently uncertain. Any proceedings, actions, claims or inquiries initiated by or against it, whether successful or not, may be time consuming, result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business, require to change its business practices or products, result in negative publicity, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm its business and financial results. In addition, Lionsgate’s insurance may not be adequate to protect it from all material expenses related to pending and future claims. Any of these factors could materially adversely affect Lionsgate’s business, financial condition and results of operations.

Piracy of films and television programs could adversely affect Lionsgate’s business over time.

Piracy is extensive in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of films and television content into digital formats. This trend facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures and television content. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on Lionsgate’s business, because these products reduce the revenue it may receive from distribution. In order to contain this problem, Lionsgate may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. Lionsgate cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

Lionsgate relies upon cloud computing services to operate certain aspects of its service and any disruption of or interference with its use of its cloud computing service could adversely impact its operations and its business.

Lionsgate utilizes cloud computing services to deliver a distributed computing infrastructure platform for its business operations. Lionsgate architects its software and computer systems so as to utilize data processing, storage capabilities and other services provided by its current cloud computing service provider and run its computing via such cloud computing service provider. Given this, along with the fact that switching cloud computing services to another provider may be difficult, any problems faced by Lionsgate’s cloud computing provider, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, or any unanticipated interference with its current cloud service provider could adversely impact Lionsgate’s operations and its business.

Lionsgate’s activities are subject to stringent and evolving obligations which may adversely impact its operations. Lionsgate’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of its business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Data Privacy and Security. In the ordinary course of its business, Lionsgate collects, generate, uses, stores, processes, discloses, transmits, shares and transfers (collectively “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and third-party data, through its websites and applications and those of third parties. Among other purposes, Lionsgate uses this information to engage with users, promote its programming, and monitor the use of its digital platforms. Lionsgate’s processing of personal data subjects it to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the Controlling the Assault of Non-Solicited Pornography and Marketing Act), and other similar laws (e.g., wiretapping laws). For example, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact Lionsgate’s business and ability to provide its products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance, for example, the California Consumer Privacy Act (“CCPA”). Similar laws are being considered in several other states, as well as at the federal and local levels. These developments will further complicate compliance efforts and increase legal risk and compliance costs for Lionsgate and the third parties with whom Lionsgate works.

Outside the U.S, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United Kingdom’s GDPR (the “UK GDPR” and, together with the EU GDPR, the “GDPR”), the EU Digital Services Act, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (under the EU GDPR) or 17.5 million pounds sterling (under the UK GDPR), or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. As another example, in Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), apply to Lionsgate’s operations, as well as the LGPD in Brazil. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR.

Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age-Appropriate Design Code, CCPA, other U.S. state comprehensive privacy laws, GDPR, and the UK Age-Appropriate Design Code impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws may be, or in some cases, have already been, subject to legal challenges and changing interpretations, which may further complicate Lionsgate’s efforts to comply with these laws.

Lionsgate is subject to certain new laws governing the processing of consumer health data, including by providing for reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Additionally, under various privacy laws (such as the Video Privacy Protection Act) and other obligations, Lionsgate may be required to obtain certain consents to process personal data. Noncompliance with such obligations is increasingly subject to challenges by class action plaintiffs. Lionsgate’s inability or failure to obtain such consents could result in adverse consequences.

In the ordinary course of business, Lionsgate transfers personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“U.K.”) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that Lionsgate can satisfy or rely on these measures to lawfully transfer personal data to the U.S.

If there is no lawful manner for Lionsgate to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, Lionsgate could face significant adverse consequences, including the interruption or degradation of its operations, the need to relocate part of or all its business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against processing or transferring of personal data necessary to operate its business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations.

Lionsgate is also bound by contractual obligations related to data privacy and security, and its efforts to comply with such obligations may not be successful. For example, Lionsgate is contractually subject to certain industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from fines of $5,000 to $100,000 per month by credit card companies, litigation, damage to Lionsgate’s reputation, and revenue losses. Lionsgate relies on third parties to process payment card data, who may be subject to PCI DSS, and its business may be negatively affected if these parties are fined or suffer other consequences as a result of PCI DSS noncompliance. Moreover, Lionsgate publishes privacy policies, marketing materials and other statements regarding data privacy and security, including as required by applicable laws and regulations. Regulators in the United States are increasingly scrutinizing these materials, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of Lionsgate’s practices, it may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and has in the past and may continue to necessitate changes to Lionsgate’s information systems, policies and practices and to those of any third parties upon with whom it works.

Lionsgate may at times fail (or be perceived to have failed) in efforts to comply with data privacy and security obligations. Moreover, despite its efforts, its personnel or third parties with whom it works may fail to comply with such obligations, which could negatively impact Lionsgate’s business operations and compliance posture. If Lionsgate or the third parties with whom it works fails, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, Lionsgate could face significant consequences, including, but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; or orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on Lionsgate’s reputation, business, or financial condition, including, but not limited to: loss of customers; interruptions or stoppages in business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize its products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to its business model or operations.

Consumer Protection Laws. The continued growth and development of the market for online commerce may lead to more stringent consumer protection laws both domestically and internationally, which may impose additional burdens on Lionsgate. If authorities start taking increased enforcement action related to statutes governing perceived unfair deceptive acts and practices, Lionsgate could suffer additional costs, complaints and/or regulatory investigations or fines. Several of these laws also have private rights of action. Lionsgate’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, reputational harm, and other adverse business consequences. Other changes in consumer protection laws and the interpretations thereof, could have a materially adverse effect on Lionsgate’s business, financial condition and results of operations.

Levies/Taxes. Governments are increasingly looking to introduce regulations related to media and tax that may apply to Lionsgate’s services. For example, some international governments have enacted or are considering enacting laws that impose levies and other financial obligations on media operators located outside their jurisdiction. Other changes in levy or tax laws and the interpretations thereof could have a materially adverse effect on Lionsgate’s business, financial condition and results of operations.

Service disruptions or failures, or security incidents impacting Lionsgate or its third-party service providers’ information systems, data and networks may disrupt its businesses, damage its reputation, expose it to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on its results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.

In the ordinary course of Lionsgate’s business, Lionsgate and the third parties with whom it works process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). Threats such as cyberattacks, malicious internet-based activity, and online and offline fraud are becoming more prevalent and are increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, Lionsgate and the third parties with whom it works may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt Lionsgate’s systems and operations, supply chain, and ability to produce, sell and distribute its goods and services.

Lionsgate and the third parties with whom it works are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in Lionsgate’s operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but Lionsgate may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Further, a partially remote workforce poses increased risks to Lionsgate’s information technology systems and data, as certain employees work from home on a full or part-time basis, utilizing network connections outside Lionsgate’s premises. Business transactions (such as acquisitions or integrations) could expose Lionsgate to additional cybersecurity risks and vulnerabilities, as its systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, Lionsgate may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into its information technology environment and security program.

Lionsgate works with certain third parties to operate critical business systems and process proprietary, confidential or other sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure (for more, see the Risk Factor titled “Lionsgate relies upon “cloud’ computing services to operate certain aspects of its service and any disruption of or interference with its use of its “cloud” computing servicer could adversely impact its operations and its business.”), data center facilities, encryption and authentication technology, employee email servers, content delivery systems, and other functions. Lionsgate’s ability to monitor these third parties’ information security practices may be limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, Lionsgate could experience adverse consequences. While Lionsgate may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to it, any award may be insufficient to cover Lionsgate’s damages, or Lionsgate may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and Lionsgate cannot guarantee that third parties and infrastructure in its supply chain or its third-party partners’ supply chains have not been compromised.

Lionsgate takes steps designed to detect, mitigate and remediate vulnerabilities in its information systems (such as its hardware or software) and those of the third parties with whom Lionsgate works, but it has not and may not in the future be able to detect and remediate (or have the third-parties with whom its works remediate) all such vulnerabilities on a timely basis or at all. Further, Lionsgate has in the past and may in the future experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to Lionsgate’s sensitive information. For example, Lionsgate has been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future.

A security incident or other interruption could disrupt Lionsgate’s ability (and that of third parties with whom it works) to provide its services. Lionsgate has expended significant resources and may continue to do so or modify its business activities to try to protect against security incidents. Certain data privacy and security obligations require Lionsgate to implement and maintain specific industry-standard or reasonable security measures to protect its information technology systems and sensitive information. While Lionsgate takes steps to implement security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.

Applicable data privacy and security obligations may require Lionsgate to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If Lionsgate (or a third party with whom it works) experiences a security incident or is perceived to have experienced a security incident, Lionsgate may experience adverse consequences, such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information; litigation; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in its operations; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using Lionsgate’s services, deter new customers from using Lionsgate’s services, and negatively impact Lionsgate’s ability to grow and operate its business. Lionsgate’s contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in its contracts are sufficient to protect it from liabilities, damages, or claims related to its data privacy and security obligations. Lionsgate cannot be sure that its insurance coverage will be adequate or sufficient to protect it from or to mitigate liabilities arising out of its privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about Lionsgate’s from public sources, data brokers, or other means that reveals competitively sensitive details about its organization and could be used to undermine its competitive advantage or market position.

Purported noteholders have instituted suit against Old Lionsgate claiming that it breached the indenture governing certain 5.500% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.

On August 27, 2024, purported holders of former 5.500% Notes of Old Lionsgate (now Starz Entertainment Corp. (“Starz”)) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing based on a May 2024 transaction in which Old Lionsgate exchanged approximately $390 million in aggregate principal amount of 5.500% Notes for new 5.500% exchange notes due 2029 (now, the 6.00% Notes) and entered into Supplemental Indenture No. 10 to the indenture governing the 5.500% Notes (the “LGEC Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the LGEC Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the LGEC Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories against Old Lionsgate and brought claims against other parties. Old Lionsgate filed a motion to dismiss the claims. On May 13, 2025, both plaintiffs indicated that they intend to amend their complaints in view of the completion of the Starz Separation. Defendants intend to move to dismiss the amended complaint after those amended complaints are filed.

Although Lionsgate and Starz believe that the existing allegations are without merit and that any amended claims would likewise be without merit, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their existing or amended complaints. If the plaintiffs are successful in obtaining a declaratory judgment, they may also issue the trustee of the 5.500% Notes a notice of default and seek accelerated payments for amounts due under the 5.500% Notes. These actions may result in an outcome that could have a material adverse impact on Lionsgate’s and Starz’s business, operations and financial conditions as well as their stakeholders, as any such actions could require payments on the 5.500% Notes earlier than expected. Even if Starz and/or Lionsgate are successful in defending against such claims, it may expend significant management time and attention and funds to defend against such claims.

Risks Related to Lionsgate’s Indebtedness

Lionsgate has incurred significant indebtedness that could adversely affect its business and profitability and its ability to meet other obligations.

As of March 31, 2025, Legacy Lionsgate Studios and its subsidiaries had outstanding an aggregate principal amount of corporate debt of approximately $1,697.8 million, and film related obligations of approximately $1,990.2 million. Lionsgate’s debt service obligations (principal and interest) on such corporate debt and film related obligations over the next twelve months is estimated to be approximately $1,965.3 million. This amount is based on the applicable SOFR rate as of March 31, 2025, is net of payments and receipts from Legacy Lionsgate’s interest rate swaps and excludes amounts that may be required for future borrowings under its senior secured revolving credit facility. See the section entitled “Part II. Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations —Material Cash Requirements from Known Contractual and Other Obligations” for more information. In connection with consummation of the Starz Separation, Lionsgate incurred additional indebtedness after March 31, 2025 that is not reflected in the amounts above. See “Part II. Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources- Corporate Debt” for more information on such indebtedness.

This significant amount of debt could potentially have important consequences to Lionsgate and its debt and equity investors, including:

•requiring a substantial portion of its cash flow from operations to make interest payments;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing its vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow its business;
•limiting Lionsgate’s flexibility in planning for, or reacting to, changes in its business and the industry;
•placing Lionsgate at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt;
•limiting Lionsgate’s ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase Lionsgate new common shares; and
•restricting the way in which Lionsgate conducts its business because of financial and operating covenants in the agreements governing its existing and future indebtedness and exposing it to potential events of default (if not cured or waived) under covenants contained in its debt instruments.

To the extent that Lionsgate incurs additional indebtedness, the foregoing risks could increase. In addition, Lionsgate’s actual cash requirements in the future may be greater than expected. Its cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Lionsgate may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance its debt.

In addition, Lionsgate may seek additional capital that may result in stockholder dilution or that may have rights senior to those of its shareholders. The decision to obtain additional capital will depend on, among other things, Lionsgate’s business plans, operating performance and condition of the capital markets. Rising interest rates or any disruption in the capital markets could make it more difficult and expensive for Lionsgate to raise additional capital or refinance its existing indebtedness. If Lionsgate raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of its common shares, and Lionsgate’s shareholders may experience dilution. Any large equity or equity-linked offering could also negatively impact Lionsgate’s share price.

Lionsgate may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

A significant portion of Lionsgate’s cash flows from operations is expected to be dedicated to the payments of principal and interest obligations. Lionsgate’s ability to make scheduled payments on or refinance its debt obligations will depend on Lionsgate’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond Lionsgate’s control, including global pandemics, wars, recessions and their effects. If Lionsgate’s cash flow from operations declines significantly, it could result in the inability to pay the principal, premium, if any, and interest on its indebtedness.

If Lionsgate’s cash flows and capital resources are insufficient to fund its debt service obligations, Lionsgate could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. In addition, during times of economic instability, including disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global pandemics, wars, or recessions, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing. Lionsgate may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet its scheduled debt service obligations. The agreements governing Lionsgate’s corporate indebtedness restrict its ability to dispose of assets and use the proceeds from those dispositions, and also restrict its ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. Lionsgate may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Additionally, there can also be no assurance that Lionsgate will not face credit rating downgrades as a result of weaker than anticipated performance of its businesses, fluctuations in its leverage or cost of capital or other factors. Future downgrades could further adversely affect Lionsgate’s cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on Lionsgate’s business.

In addition, Lionsgate conducts a substantial portion of its operations through its subsidiaries, certain of which are not guarantors of Lionsgate’s corporate indebtedness. Accordingly, repayment of such indebtedness is dependent on the generation of cash flow by Lionsgate’s subsidiaries and their ability to make such cash available to it, by dividend, debt repayment or otherwise. Unless they are guarantors of Lionsgate’s corporate indebtedness, Lionsgate’s subsidiaries do not have any obligation to pay amounts due on such indebtedness or to make funds available for that purpose. Lionsgate’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable Lionsgate to make payments in respect of its indebtedness. While the agreements governing Lionsgate’s corporate indebtedness limit the ability of Lionsgate’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Lionsgate, these limitations are subject to qualifications and exceptions. In the event that Lionsgate does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness.

Despite its current level of indebtedness, Lionsgate and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Lionsgate’s financial condition described above.

Lionsgate and its subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreements governing Lionsgate’s corporate indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent Lionsgate from incurring obligations that do not constitute indebtedness under such agreements, such as certain qualified receivables financings. If new debt is added to Lionsgate’s current debt levels, the related risks that Lionsgate and its guarantors now face could intensify.

The terms of Lionsgate’s corporate indebtedness restrict Lionsgate’s current and future operations, particularly Lionsgate’s ability to respond to changes or to take certain actions.

The agreement governing Lionsgate’s corporate indebtedness contain a number of restrictive covenants that impose operating and financial restrictions on Lionsgate and limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to: incur, assume or guarantee additional indebtedness; issue certain disqualified stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt that is junior in right of payment to the debt under such agreements; make loans or investments; incur liens; restrict dividends, loans or asset transfers from its restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions; consolidate or merge with or into, or sell substantially all of its assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

In addition, Lionsgate’s senior secured revolving credit facility requires Lionsgate to maintain specified financial ratios. Lionsgate’s ability to meet those financial ratios can be affected by events beyond its control, including the effects on its business from global pandemics, wars, recessions, tariffs and related government actions and consumer behavior; as such, Lionsgate may be unable to meet such financial ratios.

A breach of the covenants under the agreements governing Lionsgate’s corporate indebtedness, or nonpayment of any principal or interest when due thereunder, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under Lionsgate’s senior secured revolving credit facility would permit the lenders thereunder to terminate all commitments to extend further credit thereunder. Furthermore, if Lionsgate were unable to repay the amounts due and payable thereunder, the lenders thereof could proceed against the collateral granted to them to secure such indebtedness. In the event Lionsgate’s lenders or noteholders accelerate the repayment of its indebtedness, Lionsgate and its subsidiaries may not have sufficient assets to repay that indebtedness.

Lionsgate’s variable rate indebtedness subjects it to interest rate risk, which could cause its debt service obligations to increase significantly.

Certain of Lionsgate’s borrowings, primarily borrowings under its senior secured revolving credit facility, and its film related obligations, are, and are expected to continue to be, at variable rates of interest and expose Lionsgate to interest rate risk. If interest rates were to increase, Lionsgate’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease.

Risks Related to Tax Rules and Regulations

The Internal Revenue Service may not agree that Lionsgate should be treated as a non-U.S. corporation for U.S. federal tax purposes and may not agree that its U.S. affiliates should not be subject to certain adverse U.S. federal income tax rules.

Under current U.S. federal tax law, a corporation is generally considered for U.S. federal tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Because Lionsgate is incorporated outside of the U.S., it would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. However, Section 7874 of the Internal Revenue Code (the “Code”) (“Section 7874”) provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation (or surrogate foreign corporation) for U.S. federal tax purposes if it acquires a domestic entity (referred to as a “domestic entity acquisition”), and after the domestic entity acquisition, 80% or more (by vote or value) of the non-U.S. incorporated entity’s stock (60% or more for purposes of a surrogate foreign corporation determination) is held by former shareholders of the domestic entity by reason of holding stock in the domestic entity. This exception generally does not apply to situations in which, prior to the domestic entity acquisition, 80% or more (by vote and value) of the stock of the domestic entity was held directly or indirectly by a parent corporation (referred to as the “common parent”), and, after the domestic entity acquisition, the same common parent holds 80% or more (by vote and value) of the stock of the non-U.S. incorporated entity (referred to as the “internal group restructuring exception”).

There is limited guidance regarding the application of Section 7874, including the application of the rules to the facts as they currently exist. If Lionsgate were to be treated as a U.S. corporation for federal tax purposes, it could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation. In addition, non-U.S. shareholders of Lionsgate would be subject to U.S. withholding tax on the gross amount of any dividends paid by us to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty). Alternatively, if Lionsgate were to be treated as a surrogate foreign corporation for federal tax purposes, it and its U.S. affiliates (including the U.S. affiliates historically owned by it) may, in some circumstances, be subject to certain adverse U.S. federal income tax rules (which, among other things, could retroactively increase its transition tax under Section 965 from 8%-15.5% to 35% (as well as that of its prospective U.S. acquiror as the case may be) and limit its ability to utilize certain U.S. tax attributes to offset U.S. taxable income, such as the use of net operating losses and certain tax credits, or to offset the gain resulting from certain transactions, such as from the transfer or license of property to a foreign related person during the 10-year period following the merger).

Future changes to U.S. and non-U.S. tax laws could adversely affect Lionsgate.

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where Lionsgate and its affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. For the past several years, the primary focus has been in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As part of its so-called Base Erosion and Profit Shifting (“BEPS”) project, OECD and the G-20 developed changes to numerous long-standing international tax principles. More recently, countries are increasingly seeking ways to tax what is sometimes referred to as the digitalized economy. For example, in response to the increasing globalization and digitalization of trade and business operations, OECD is working on a proposal as an extension of its BEPS project to establish a global minimum corporate taxation rate. The rules are designed to ensure that large multinational groups pay corporate income taxes at the minimum rate of 15% in the countries where they operate. As of January 2025, 55 jurisdictions have enacted or introduced legislation to implement these rules, while an additional 10 jurisdictions have taken concrete steps toward doing so.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. Congress and various state legislatures are currently evaluating, or may in the future propose, tax legislation, including, at the federal level, new laws to address the expiration of provisions enacted under the Tax Cuts and Jobs Act of 2017, the timing and substance of which remain uncertain. Many countries in the European Union, as well as a number of other countries and organizations such as OECD, are increasingly scrutinizing the tax positions of companies and actively considering changes to existing tax laws that, if enacted, could increase its tax obligations in countries where it does business. For example, the OECD has urged its member countries to raise taxes to protect against future fiscal risks attributed to high deficit and debt levels. There can be no assurance that Canadian federal income tax laws, the judicial interpretation thereof, or the administrative policies and assessing practices of the Canada Revenue Agency will not be changed in a manner that adversely affects Lionsgate or the holders of Lionsgate new common shares. If U.S. or other foreign tax authorities change applicable tax laws, its overall taxes could increase, and its business, financial condition or results of operations may be adversely impacted.

Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.

Original programming requires substantial financial commitment, which can occasionally be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for it to complete the production, or make the production of additional seasons more expensive. If Lionsgate is unable to produce original programming content on a cost-effective basis its business, financial condition and results of operations would be materially adversely affected.

Lionsgate’s tax rate is uncertain and may vary from expectations.

There is no assurance that Lionsgate will be able to maintain any particular worldwide effective corporate tax rate because of uncertainty regarding the tax policies in the jurisdictions in which it and its affiliates operate. Lionsgate’s actual effective tax rate may vary from its expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have an adverse impact on Lionsgate and its affiliates.

Legislative or other governmental action in the U.S. could adversely affect Lionsgate’s business.

Legislative action may be taken by the U.S. Congress that, if ultimately enacted, could limit the availability of tax benefits or deductions that Lionsgate expects to claim, override tax treaties upon which it expects to rely, or otherwise increase the taxes that the U.S. imposes on Lionsgate’s worldwide operations. Such changes could materially adversely affect Lionsgate’s effective tax rate and/or require it to take further action, at potentially significant expense, to seek to preserve its effective tax rate. In addition, if proposals were enacted that had the effect of limiting Lionsgate’s ability as a Canadian company to take advantage of tax treaties with the U.S., it could incur additional tax expense and/or otherwise incur business detriment.

Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect Lionsgate’s effective tax rates.

Lionsgate is subject to income taxes in Canada, the U.S. and foreign tax jurisdictions. It also conducts business and financing activities between its entities in various jurisdictions and it is subject to complex transfer pricing regulations in the countries in which it operates. Although uniform transfer pricing standards are emerging in many of the countries in which it operates, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. In addition, due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Lionsgate’s future effective tax rates could be affected by changes in tax laws or regulations or the interpretation thereof (including those affecting the allocation of profits and expenses to differing jurisdictions), by changes in the amount of revenue or earnings that it derives from international sources in countries with high or low statutory tax rates, by changes in the valuation of its deferred tax assets and liabilities, by changes in the expected timing and amount of the release of any tax valuation allowance, or by the tax effects of stock-based compensation. Unanticipated changes in its effective tax rates could affect its future results of operations. Further, Lionsgate may be subject to examination of its income tax returns by federal, state, and foreign tax jurisdictions. Lionsgate regularly assesses the likelihood of outcomes resulting from possible examinations to determine the adequacy of its provision for income taxes. In making such assessments, it exercises judgment in estimating its provision for income taxes. While Lionsgate believes its estimates are reasonable, it cannot assure you that final determinations from any examinations will not be materially different from those reflected in its historical income tax provisions and accruals. Any adverse outcome from any examinations may have an adverse effect on its business and operating results, which could cause the market price of its securities to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and employee and other personal data (“Information Systems and Data”).

The Company’s information security team, led by our Chief Information Security Officer (“CISO”), helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example with automated and manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of certain environments, evaluating threats reported to the Company, conducting cybersecurity audits, vulnerability assessments, and threat assessments, conducting response exercises, and coordinating with law enforcement.

Depending on the environment, systems, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident detection and response processes, vulnerability management policy, disaster recovery and business continuity plans, risk assessments, encryption of certain data, data segregation for certain data, network security and access controls, physical security controls, asset management, tracking and disposal, monitoring for certain systems, vendor risks management processes, penetration testing, employee training, cybersecurity insurance, and dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the CISO works with management, including the Chief Information Officer (“CIO”), to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit & Risk Committee of the Board of Directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, threat intelligence service providers, penetration testing providers, dark web monitoring services, forensic investigators, and professional services firms, including legal counsel.

We use third-party service providers to perform a variety of functions throughout our business, application providers, hosting providers, supply chain resources and data back-up service providers. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process involves different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. Components of the vendor risk management program include, for example, conducting risk assessments for certain vendors, reviewing certain vendors’ written security programs, reviewing security assessments and responses to security questionnaires, auditing of certain vendors, vulnerability scans related to vendors, and the imposition of certain contractual information security obligations for certain vendors.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Service disruptions or failures, security incidents impacting Lionsgate or its third-party service providers’ information systems, data and networks may disrupt its businesses, damage its reputation, expose it to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on its results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit & Risk Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CIO and CISO. Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CIO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing certain security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CISO and CIO. Our CISO, CIO and other senior executives work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit & Risk Committee for certain cybersecurity incidents.

The Audit & Risk Committee receives regular reports from our CIO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit & Risk Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
ITEM 2. PROPERTIES.
Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California 90404, where we occupy 192,584 square feet (per a lease that expires in September 2029).

In addition, we lease the following properties:

•94,449 square feet at 134 Peter Street, Toronto, Canada (per a lease that expires June 2025);
•93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2027);
•39,000 square feet at 2700 Pennsylvania Avenue, Santa Monica, California (per a lease that expires in August 2029);
•34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2025) (of which approximately 18,000 square feet is leased to Starz per a sublease that expires in August 2025);
•28,192 square feet at 15301 Ventura Blvd., Sherman Oaks, California (per a lease that expires in December 2025);
•25,346 square feet at 9460 Wilshire Blvd., Beverly Hills, California (per a lease that expires in February 2026);

•24,999 square feet at 495-517 Wellington Street West, Toronto, Ontario (per a lease that expires in December 2035);
•15,673 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029); and
•An aggregate of 20,610 square feet for properties located in Beijing, China (per a lease that expires in December 2025), Brentwood, California (per a lease that expires in April 2026), Leeds, United Kingdom (per leases that expire in April 2025, September 2025 and October 2027), Luxembourg City, Luxembourg (per a lease that expires in April 2027), Mumbai, India (per a lease that expires in December 2026), New York, New York (per a lease that expires in May 2030) and Toronto, Canada (per a lease that expires in June 2025).

We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If it cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations

Item 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

For a discussion of certain claims and legal proceedings, see Note 18 - Contingencies to our consolidated financial statements, which discussion is incorporated by reference into this Part I, Item 3, Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common shares, no par value, are listed on the New York Stock Exchange (“NYSE”) under the symbol “LION”.
Holders
As of May 26, 2025, there were approximately 345 shareholders of record.

Dividends

The timing, declaration, amount of and payment of any dividends is within the discretion of our Board of Directors and depends upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors. Moreover, if our Board of Directors determines to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

    The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual and General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

Taxation

The following is a general summary of certain Canadian federal income tax consequences to a person (a “Non-Canadian Holder”) who is the beneficial owner of the Company’s common shares and who, at all relevant times, for the purposes of the Income Tax Act (Canada) (the “ITA”) (i) is not, and is not deemed to be resident in Canada, (ii) does not, and is not deemed to, use or hold any common shares in, or in the course of, carrying on a business in Canada, (iii) deals at arm’s length, and is not affiliated, with the Company, (iv) is not a “foreign affiliate” (as defined in the ITA) of a person resident in Canada, and (v) has not received or acquired any common shares in connection with any employee stock option or executive compensation plan or otherwise in connection with employment. This summary does not apply to a Non-Canadian Holder that is an insurer or an “authorized foreign bank” within the meaning of the ITA. Such Non-Canadian Holders should seek tax advice from their advisors.

This summary is not intended to be, and should not be construed to be, legal or tax advice and no representation with respect to the tax consequences to any particular investor is made. The summary does not address any aspect of any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada. Accordingly, holders and prospective holders of common shares should consult with their own tax advisors for advice with respect to the income tax consequences to them, having regard to their own particular circumstances, including any consequences of an investment in common shares arising under any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada.

This summary is based upon the current provisions of the ITA, the regulations thereunder and the proposed amendments thereto publicly announced by, or on behalf of, the Minister of Finance (Canada) before the date hereof, the Canada-United States Tax Convention (1980), as amended (the “Canada-U.S. Tax Treaty”) and our understanding of the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof. No assurance may be given that any proposed amendment will be enacted in the form proposed, if at all. This summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

The following summary applies only to Non-Canadian Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business, and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to a Non-Canadian Holder that is a “financial institution” within the meaning of the mark-to-market rules contained in the ITA or to holders who have entered into a “dividend rental arrangement”, a “derivative forward agreement”, or a “synthetic disposition arrangement” as these terms are defined in the ITA.

For purposes of the ITA, any amount relating to the acquisition, holding, or disposition of common shares, including dividends, adjusted cost base and proceeds of disposition, must be expressed in Canadian dollars using the applicable rate of exchange (for purposes of the ITA) quoted by the Bank of Canada on the date such amounts arose, or such other rate of exchange as is acceptable to the Canada Revenue Agency.

Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the ITA will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends such as those that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a rate of 25%, which rate may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), of which Canada is a signatory, affects many of Canada’s bilateral tax treaties (but not the Canada-U.S. Tax Treaty), including the ability to claim benefits thereunder. Affected Non-Canadian Holders should consult their own tax advisors in this regard. Under the Canada-U.S. Tax Treaty, for a Non-Canadian Holder who is the beneficial owner and who is a resident of the United States and entitled full benefits under the Canada-U.S. Tax Treaty, the rate of Canadian withholding tax applicable to dividends is generally reduced to 15%. Furthermore, where such beneficial owner of the dividends is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is reduced to 5%.

In addition to the Canadian withholding tax on actual or deemed dividends, a Non-Canadian Holder also needs to consider the potential application of Canadian income tax on capital gains. A Non-Canadian Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on an actual or deemed disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute “taxable Canadian property” of the holder for purposes of the ITA and such Non-Canadian Holder is not entitled to relief under an applicable tax treaty. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a non-Canadian Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the Non-Canadian Holder, persons with whom such Non-Canadian Holder does not deal at arm's length, or the Non-Canadian Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at such time, more than 50% of the fair market value of the shares was derived from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, interests in, or civil law rights in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a Non-Canadian Holder from the disposition of common shares will generally not be subject to tax in Canada.

Issuer Purchases of Equity Securities

    No common shares were purchased by us during the three months ended March 31, 2025.

Unregistered Sales of Equity Securities

None.
Stock Performance Graph

    The following graph compares the cumulative total shareholder return of Legacy Lionsgate Studios (formerly trading on the Nasdaq Stock Market under the symbol “LION”) and Lionsgate (currently trading on the New York Stock Exchange under the symbol “LION”) with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing May 13, 2024 and ending April 30, 2025. All values assume that $100 was invested on May 13, 2024 in Legacy Lionsgate Studios common shares and each applicable index and all dividends were reinvested.

    The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of Lionsgate common shares.

	5/13/24	3/31/25	4/30/25
Lionsgate Studios Corp.	$100.00	$73.38	$71.81
NYSE Composite	$100.00	$112.40	$110.96
Dow Jones US Media Sector	$100.00	$101.82	$95.81

The graph and related information are being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. They shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6. [Reserved].

LIONSGATE STUDIOS CORP.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our Annual Report Form 10-K includes a discussion and analysis of our financial condition and results of operation for the fiscal years ended March 31, 2025 and 2024, and year-to-year comparisons between fiscal 2025 and fiscal 2024. A discussion and analysis of our financial condition and results of operation for the fiscal year ended March 31, 2023 and year-to-year comparisons between fiscal 2024 and fiscal 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Studio Business of Lions Gate Entertainment Corp.” included as Exhibit 99.2 to Amendment No. 1 to the Form 8-K filed by Lionsgate Studios Holding Corp. on May 30, 2024. and is herein incorporated by reference.
Overview

Prior to the Starz Separation, as further discussed below, Lionsgate Studios Corp. (the “Company,” “Legacy Lionsgate Studios,” “we,” “us,” or “our”) was a subsidiary of Lions Gate Entertainment Corp (“Old Lionsgate” or “Parent”) which encompasses the motion picture and television studio operations (collectively referred to as the “Studio Business”) of Old Lionsgate.

The Studio Business consists of the Motion Picture and Television Production reportable segments, together with substantially all of Old Lionsgate’s corporate general and administrative costs. The Motion Picture segment consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. The Television Production segment consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. The Motion Picture segment includes the licensing of motion pictures and the Television Production segment includes the licensing of Starz original productions to the STARZ-branded premium global subscription platforms (the “Starz Business”). The Television Production segment also includes the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment, a talent management company.

Studio Separation and Business Combination

On May 13, 2024, Old Lionsgate consummated the transactions contemplated by that certain business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Old Lionsgate (“StudioCo”), and other affiliates of SEAC. Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Legacy Lionsgate Studios”) and continues the existing business operations of the Studio Business of Old Lionsgate. The Company became a separate publicly traded company and its common shares, without par value (“Legacy LG Studios Common Shares”), commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.

In connection with and prior to the Business Combination, Old Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Studio Separation”).

The Business Combination has been accounted for as a reverse recapitalization in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Under this method of accounting, SEAC was treated as the acquired company and the Studio Business was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Legacy Lionsgate Studios represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing Legacy LG Studios Common Shares for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets of SEAC were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Studio Business.

LIONSGATE STUDIOS CORP.

The Studio Business has been determined to be the accounting acquirer in the Business Combination because Old Lionsgate held a controlling financial interest.

As a result of the Business Combination and additional private investments in public equities (“PIPE”) financing discussed in Note 2, former SEAC public shareholders and founders and new common equity financing investors owned approximately 12.2% of Legacy LG Studios Common Shares. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate received at closing, including $254.3 million in PIPE financing. See Note 2, for additional information related to the Business Combination. The net proceeds from the transaction were used by the Company to pay down the Intercompany Note, see Note 8.

Starz Separation

On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”) completed the separation of the businesses of Legacy Lionsgate Studios, from the STARZ-branded premium subscription platform business (the “Starz Separation”). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” (and herein after referred to as “Lionsgate”) and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 22).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with Lionsgate following the completion of the Starz Separation, Lionsgate (which holds the Lionsgate Studio Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate will be the accounting predecessor to Lionsgate and the pro rata distribution of the Starz Business will be recorded through equity with no gain or loss recorded. The Starz Business will be reflected as discontinued operations in the financial statements of Lionsgate following the completion of the Starz Separation, beginning with the first quarter ending June 30, 2025. For periods following the Starz Separation, Lionsgate will reflect the historical financial position and results of operations of Old Lionsgate and as such, Old Lionsgate’s consolidated financial statements as of March 31, 2025 and 2024 and for each of the three years in the period ended March 31, 2025 as well as year-to-year comparisons between fiscal 2025 and fiscal 2024 are included as exhibit 99.1 to this Annual Report.

See also "Liquidity and Capital Resources” for discussion of the Starz Separation financing transactions.

Basis of Presentation

Upon the effective date of the Studio Separation, the Company’s financial statements are presented on a consolidated basis, as Old Lionsgate completed the contribution of the Studio Business on such date.

For periods prior to the Studio Separation, the Company operated as a segment of Old Lionsgate and not as a separate entity. The Company’s financial statements prior to the Studio Separation were prepared on a carve-out basis and were derived from Old Lionsgate’s consolidated financial statements and accounting records and reflect Studio Business’s combined historical financial position, results of operations and cash flows as they were historically managed in accordance with U.S. GAAP. Prior to the Studio Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.

For periods subsequent to the Studio Separation, the accompanying consolidated financial statements include the accounts of Legacy Lionsgate Studios and all of its majority-owned and controlled subsidiaries. The financial statements of the Company for all periods presented are referred to hereinafter as “consolidated financial statements”, but include the historical results of the Company prior to the Studio Separation that are presented on a carve-out basis.

LIONSGATE STUDIOS CORP.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Studio Business were included in the accompanying consolidated financial statements. Prior to the Studio Separation, revenues and costs associated with the Studio Business were specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Motion Picture and Television Production segments of Old Lionsgate. In addition, the Studio Business costs included an allocation of corporate general and administrative expense (inclusive of share-based compensation) which was allocated to the Studio Business as further discussed below. Other costs excluded from the Motion Picture and Television Production segment profit but relating to the Studio Business were generally specifically identifiable as costs of the Studio Business in the accounting records of Old Lionsgate and were included in the accompanying consolidated financial statements in periods prior to the Studio Separation.

In connection with the Business Combination, on May 9, 2024, Old Lionsgate and StudioCo entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”) which took effect upon the closing of the Business Combination. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million to be allocated annually to Old Lionsgate. The $10.0 million allocation of Old Lionsgate’s corporate general and administrative expenses to the Starz Business pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Starz Business post Studio Separation with consideration of the anticipated separation of the Starz Business.

The corporate general and administrative expenses that are allocated to the Company pursuant to the Shared Services Agreement include salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. In addition, the Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of the Company will continue to receive awards of equity and equity-based compensation pursuant to the existing plans of Old Lionsgate. Such awards will be treated as a capital contribution by Old Lionsgate to the Company, with the associated stock based compensation expense for such awards allocated to the Company, see Note 14.

For periods prior to the Studio Separation, the combined financial statements of the Studio Business included allocations of corporate general and administrative expenses (inclusive of share-based compensation) from Old Lionsgate related to the corporate and shared service functions historically provided by Old Lionsgate. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

Management believes the assumptions underlying these consolidated financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate to the Studio Business prior to the Studio Separation, are reasonable. See Note 21 for further detail of the allocations included in the consolidated financial statements.

In connection with the Business Combination, the Company entered into certain intercompany note arrangements, which mirrored the terms and amounts outstanding under Old Lionsgate’s credit facilities as previously reflected in the historical financial statements of the Studio Business prior to the Studio Separation, see Note 8.

Components of Results of Operations
Revenues

Our revenues are derived from the Motion Picture and Television Production segments, as described below. As mentioned above, we refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the fiscal years ended March 31, 2025, 2024 and 2023.

LIONSGATE STUDIOS CORP.
Motion Picture: Our Motion Picture segment includes revenues derived from the following:
•Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results. Theatrical revenues also include revenues from licenses to direct-to-platform customers where the initial license of a motion picture is to a direct-to-platform customer.
•Home Entertainment. Home entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (including pay-per-view and video-on-demand platforms, electronic sell through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis.
•Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets. In addition, when a license in our traditional pay television window is made to a subscription video-on-demand (“SVOD”) or other digital platform, the revenues are included here.
•International. International revenues are derived from (1) licensing of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; and (2) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.
•Other. Other revenues are derived from, among others, the licensing of our film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets.
Television Production: Our Television Production segment includes revenues derived from the following:
•Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks.
•International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.
•Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms.
•Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions and executive producer fees earned related to talent management.
Expenses

Our primary operating expenses include direct operating expenses, distribution and marketing expenses and general and administration expenses.

Direct operating expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses.

Participation costs represent contingent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors or actors. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

LIONSGATE STUDIOS CORP.
Distribution and marketing expenses primarily include the costs of theatrical prints and advertising (“P&A”) and premium video-on-demand (“Premium VOD”) expense and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. Premium VOD expense represents the advertising and marketing cost associated with the Premium VOD release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.

General and administration expenses include salaries and other overhead. Following the Studio Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company, including salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. Prior to the Studio Separation, general and administrative expenses included allocations for certain general and administrative expenses from Old Lionsgate related to certain corporate and shared service functions historically provided by Old Lionsgate. See “Basis of Presentation” above, Note 1 and Note 21 to our consolidated financial statements for further details on the Shared Services Agreement and our methodology for allocating these costs for periods prior to the Studio Separation.

For the fiscal years ended March 31, 2025, 2024 and 2023, total Old Lionsgate corporate general and administrative expenses were $123.2 million, $136.1 million and $122.9 million, respectively, of which $120.9 million, $110.6 million, and $100.8 million, respectively, was allocated to the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 1 to our consolidated financial statements. As disclosed in Note 1 to our consolidated financial statements, the preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Accounting for Films and Television Programs
Capitalized costs for films or television programs are predominantly monetized individually.

Amortization. Film cost amortization as well as participations and residuals expense are based on management’s estimates. Costs of acquiring and producing films and television programs and of acquired libraries are amortized and estimated liabilities for participations and residuals costs are accrued using the individual-film-forecast method, based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“ultimate revenue”). Management’s judgment is required in estimating ultimate revenue and the costs to be incurred throughout the life of each film or television program.

Management estimates ultimate revenues based on historical experience with similar titles or the title genre, the general public appeal of the cast, audience test results when available, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

LIONSGATE STUDIOS CORP.
For motion pictures, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. The most sensitive factor affecting our estimate of ultimate revenues for a film intended for theatrical release is the film’s theatrical box office performance, as subsequent revenues from the licensing and sale in other markets have historically been highly correlated to its theatrical box office performance. After a film’s release, our estimates of revenue from succeeding markets are revised based on historical relationships and an analysis of current market trends.

For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. The most sensitive factors affecting our estimate of ultimate revenues for a television series is whether the series will be ordered for a subsequent season and estimates of revenue in secondary markets other than the initial license fee, which may depend on a number of factors, including, among others, the ratings or viewership the program achieves on the customers’ platforms. The initial estimate of ultimate revenue may include estimates of revenues outside of the initial license window (i.e., international, home entertainment and other distribution platforms) and are based on historical experience for similar programs (genre, duration, etc.) and the estimated number of seasons of the series. Ultimates of revenue beyond the initial license fee are generally higher for programs that have been or are expected to be ordered for multiple seasons. We regularly monitor the performance of each season, and evaluate whether impairment indicators are present (i.e., low ratings, cancellations or the season is not reordered), and based upon our review, we revise our estimates as needed and perform an impairment assessment if impairment indicators are present (see below).

For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value (see below).

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. See further discussion below under Impairment Assessment.

Impairment Assessment. An individual film or television program is evaluated for impairment when events or changes in circumstances indicate that the fair value of an individual film is less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.

Estimate of Fair Value. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. For motion pictures intended for theatrical release, the discounted cash flow analysis used in the impairment evaluation prior to theatrical release is subjective and the key inputs include estimates of future anticipated revenues and estimates of box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews. As discussed in Note 4 to the consolidated financial statements, the unamortized balance related to completed and not released and in progress theatrical films was $680.9 million at March 31, 2025. For television programs, the discounted cash flow analysis used in the impairment evaluation includes key inputs such as estimates of future anticipated revenue, as discussed above. See further discussion of Valuation Assumptions below.

Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 11 to our consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

LIONSGATE STUDIOS CORP.
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media), television, and international market places.

Our content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties. Our fixed fee or minimum guarantee licensing arrangements in the television, digital media and international markets may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of our content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when we license completed content (with standalone functionality, such as a movie, or television show), our performance obligation will be satisfied prior to the sale or usage. When we license intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), our performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to us under these arrangements are generally not reported to us until after the close of the reporting period. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from our customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While we believe these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than our estimates, and could result in an adjustment to revenues in future periods.

Revenue from the theatrical release of feature films are treated as sales or usage-based royalties and recognized starting at the exhibition date and based on our participation in box office receipts of the theatrical exhibitor.

Digital media revenue sharing arrangements are recognized as sales or usage based royalties.

Revenue from commissions are recognized as such services are provided.

Goodwill. At March 31, 2025, the carrying value of goodwill was $808.5 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at March 31, 2025, were Motion Picture (goodwill of $397 million), and our Television (goodwill of $319 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.

Goodwill is not amortized but is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. A goodwill impairment loss would be recognized for the amount that the carrying amount of a reporting unit exceeds its fair value. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit of whether or not it is more-likely-than-not that the fair value is less than the carrying value of the reporting unit. If we believe that as a result of our qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company. A quantitative assessment requires determining the fair value of our reporting units. The determination of fair value requires considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates.

LIONSGATE STUDIOS CORP.
In performing a quantitative assessment of goodwill, we determine the fair value of our reporting units by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. The models rely on significant judgments and assumptions surrounding general market and economic conditions, short-term and long-term growth rates, discount rates, income tax rates, and detailed management forecasts of future cash flow and operating margin projections, and other assumptions, all of which are based on our internal forecasts of future performance as well as historical trends. The market-based valuation method utilizes EBITDA multiples from guideline public companies operating in similar industries and a control premium. The results of these valuation methodologies are weighted as to their relative importance and a single fair value is determined. The fair value of our reporting units is reconciled to the market value of our equity, determined based on the average prices of our common shares just prior to the period end. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment tests will prove to be an accurate prediction of the future.

Goodwill Impairment Assessments:

For our annual goodwill impairment test for fiscal 2025, given the length of time since our last quantitative assessment and considering the separation of the Studio Business from the Starz Business, we performed quantitative goodwill impairment assessments for all of our reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment), based on the most recent data and expected growth trends, using a combination of DCF analyses and market-based valuation methodologies to estimate the fair value of the Company's reporting units. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 2.0% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 8.5% to 10.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units significantly exceeded the carrying values for all of our reporting units with a remaining goodwill balance.

Management will continue to monitor all of its reporting units for further changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the global economy; consumer consumption levels of our content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions, on our ability to produce, acquire and distribute our content; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. If our assumptions are not realized, it is possible that additional impairment charges may need to be recorded in the future.

Corporate expense allocation. For periods prior to the Studio Separation, Old Lionsgate’s corporate general and administrative functions and costs provided oversight over both the Starz Business and the Studio Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. Accordingly, for periods prior to the Studio Separation, the consolidated financial statements of the Studio Business include allocations of certain general and administrative expenses from Old Lionsgate of $14.2 million, $110.6 million, and $100.8 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, related to these corporate and shared service functions historically provided by Old Lionsgate.

The allocation of costs to the Studio Business were subjective and required judgment. The allocations of general and administrative expenses to the Studio Business were on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures management considered to be a reasonable reflection of the estimated historical utilization levels of these services. Following the Studio Separation, $106.7 million of Old Lionsgate’s corporate general and administrative costs were allocated to the Company pursuant to the Shared Services Agreement. In aggregate, allocations of Old Lionsgate’s corporate general and administrative costs to the Company represent approximately 98.0%, 80.1%, and 80.2% for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, of

LIONSGATE STUDIOS CORP.
total Old Lionsgate corporate general and administrative expense. See Components of Results of Operations-Expenses above for further information.

Income Taxes. We are subject to federal and state income taxes in the U.S. and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in each jurisdiction. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of March 31, 2025, we maintained a valuation allowance of $686.6 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.

Our effective tax rates differ from the U.S. federal statutory income tax rate and is affected by many factors, including the overall level of income (loss) before taxes and its mix across the jurisdictions in which conduct operations, any changes in tax laws and regulations, changes in valuation allowances against our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items.

For periods prior to the Business Combination (including the period from April 1, 2024, through May 13, 2024), income taxes were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and standalone enterprise. The Company’s U.S. operations, and certain of its non-U.S. operations historically were included in the income tax returns of Old Lionsgate or its subsidiaries that may not be part of the Company. Management believes the assumptions supporting the Company’s allocation and presentation of income taxes on a separate tax return basis for the periods prior to the Business Combination to be reasonable.

For periods following the Business Combination (including the period from May 14, 2024, through March 31, 2025), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any. Following the Business Combination, certain tax attributes (including U.S. federal net operating losses) were statutorily allocated from Old Lionsgate to the legal entities comprising the Studio Business, and were available for use.

Recent Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

LIONSGATE STUDIOS CORP.
RESULTS OF OPERATIONS
Fiscal 2025 Compared to Fiscal 2024

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2025 and 2024. Due to the acquisition of eOne, fiscal 2024 includes the results of operations of eOne from the acquisition date of December 27, 2023, see Note 3 to our consolidated financial statements for further details.

	Year Ended
	March 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture (1)	$1,589.7	$1,656.3	$(66.6)	(4.0)%
Television Production (2)	1,605.8	1,330.1	275.7	20.7%
Total revenues	3,195.5	2,986.4	209.1	7.0%
Expenses:
Direct operating	2,210.0	1,886.7	323.3	17.1%
Distribution and marketing	395.9	462.3	(66.4)	(14.4)%
General and administration	344.6	349.2	(4.6)	(1.3)%
Depreciation and amortization	17.8	15.6	2.2	14.1%
Restructuring and other	102.6	132.9	(30.3)	(22.8)%
Total expenses	3,070.9	2,846.7	224.2	7.9%
Operating income	124.6	139.7	(15.1)	(10.8)%
Interest expense	(242.5)	(222.5)	(20.0)	9.0%
Interest and other income	14.8	19.2	(4.4)	(22.9)%
Other gains (losses), net	(11.8)	(20.0)	8.2	(41.0)%
Loss on extinguishment of debt	(1.8)	(1.3)	(0.5)	38.5%
Gain on investments, net	—	3.5	(3.5)	(100.0)%
Equity interests income	4.3	8.7	(4.4)	(50.6)%
Loss before income taxes	(112.4)	(72.7)	(39.7)	54.6%
Income tax provision	(14.5)	(34.2)	19.7	(57.6)%
Net loss	(126.9)	(106.9)	(20.0)	18.7%
Less: Net loss (income) attributable to noncontrolling interests	(1.6)	$13.4	(15.0)	(111.9)%
Net loss attributable to Lionsgate Studios Corp. shareholders	$(128.5)	$(93.5)	$(35.0)	37.4%
_______________________
(1)Motion Picture revenues for the fiscal years ended March 31, 2025 and 2024, includes $203.3 million and $128.2 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Television Production revenues for the fiscal years ended March 31, 2025 and 2024, includes $416.4 million and $417.7 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.

Revenues. Consolidated revenues increased $209.1 million in fiscal 2025. Revenues for fiscal 2025 included approximately $591.9 million from eOne (reflecting a full fiscal year of revenues from eOne), as compared to approximately $113.8 million in fiscal 2024, reflecting revenues from the acquisition date of December 27, 2023.

LIONSGATE STUDIOS CORP.

Motion Picture revenue decreased $66.6 million in fiscal 2025 due to lower home entertainment and theatrical revenue primarily due to revenue in fiscal 2024 from John Wick: Chapter 4 and The Hunger Games: The Ballad of Songbirds & Snakes, offset by increased international and television revenue. Motion Picture revenues for fiscal 2025 included approximately $123.4 million of revenues from eOne, as compared to approximately $19.5 million in fiscal 2024 from the acquisition date of December 27, 2023. Motion Picture revenue included $203.3 million of revenue from licensing Motion Picture segment product to the Starz Business, representing an increase of $75.1 million from fiscal 2024.

Television Production revenue increased $275.7 million due to increased domestic television revenue reflecting the inclusion of a full fiscal year of revenues from eOne in fiscal 2025, as well as increased other, and international revenue, which was partially offset by lower home entertainment digital revenue. Television Production revenues for fiscal 2025 included approximately $468.5 million of revenues from eOne, as compared to approximately $94.3 million in fiscal 2024 from the acquisition date of December 27, 2023. Television Production revenue included $416.4 million of revenue from licensing Television Production segment product to the Starz Business, representing a decrease of $1.3 million from fiscal 2024.

See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2025 and 2024:

	Year Ended March 31,
	2025		2024		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$824.2	51.8%	$796.0	48.1%	$28.2	3.5%
Television Production	1,369.3	85.3%	1,090.1	82.0%	279.2	25.6%
Other	16.5	nm	0.6	nm	15.9	nm
	$2,210.0	69.2%	$1,886.7	63.2%	$323.3	17.1%
_______________________
nm - Percentage not meaningful.

Direct operating expenses increased in fiscal 2025, due to higher direct operating expenses of the Television Production segment due to increased revenues from Television Production and higher direct operating expenses as a percentage of revenue of the Motion Picture segment driven by the performance and costs of the titles released during the fiscal year, in particular, Borderlands, which resulted in higher direct operating cost in relation to revenue. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in fiscal 2025 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $18.6 million, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in fiscal 2025 and 2024 includes COVID related charges, if any, net of insurance recoveries.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2025 and 2024:

LIONSGATE STUDIOS CORP.

	Year Ended March 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$357.8	$427.0	$(69.2)	(16.2)%
Television Production	38.1	35.3	2.8	7.9%
	$395.9	$462.3	$(66.4)	(14.4)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$231.7	$277.7	$(46.0)	(16.6)%

Distribution and marketing expenses decreased in fiscal 2025 and primarily reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in fiscal 2025, and lower Motion Picture home entertainment distribution and marketing expense. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2025 and 2024:

	Year Ended
	March 31,				Change
	2025	% of Revenues	2024	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$100.1		$113.9		$(13.8)	(12.1)%
Television Production	61.9		57.9		4.0	6.9%
Corporate allocations from Old Lionsgate, excluding allocation of share-based compensation expense	120.9		110.6		10.3	9.3%
Share-based compensation expense	53.0		54.8		(1.8)	(3.3)%
Purchase accounting and related adjustments	8.7		12.0		(3.3)	(27.5)%
Total general and administrative expenses	$344.6	10.8%	$349.2	11.7%	$(4.6)	(1.3)%

General and administrative expenses decreased in fiscal 2025, resulting from decreased Motion Picture general and administrative expenses, purchase accounting and related adjustments and share-based compensation expense, partially offset by increased corporate general and administrative expenses and Television Production general and administrative expenses. Studio Business general and administrative expenses for fiscal 2025 included approximately $23.8 million from eOne, as compared to approximately $7.5 million in fiscal 2024 from the acquisition date of December 27, 2023. See further discussion in the Segment Results of Operations section below.

As discussed in Components of Results of Operations, following the Studio Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company. For periods prior to the Studio Separation, the Company has been allocated a portion of Old Lionsgate’s total corporate expenses which are included in general and administrative expenses. Corporate general and administrative expenses increased approximately $10.3 million, or 9.3%, primarily due to increases in professional fees and salaries and related expenses and corporate general and administrative expenses from eOne. Corporate general and administrative expenses for fiscal 2025 included approximately $12.0 million from eOne, as compared to approximately $4.0 million in fiscal 2024 from the acquisition date of December 27, 2023.

LIONSGATE STUDIOS CORP.
Certain of our employees participate in the share-based compensation plans sponsored by Old Lionsgate. For periods prior to the Studio Separation, Old Lionsgate share-based compensation awards granted to employees of the Company were reflected in parent net investment within the consolidated statements of equity (deficit) at the time they are expensed in the consolidated statements of operations. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Share-based compensation is comprised of:
Studio employee share-based compensation expense	$29.1	$39.8
Allocation of Old Lionsgate corporate and shared employee share-based compensation expense	23.9	15.0
Total share-based compensation included in general and administrative expense	53.0	54.8
Restructuring and other(1)	4.9	7.7
Total share-based compensation expense	$57.9	$62.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments in fiscal 2025 and 2024 include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment. Amounts in fiscal 2024 also include the non-cash charge for the amortization of the recoupable portion of the purchase price (through May 2023) related to 3 Arts Entertainment. These amounts are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $3.3 million, or 27.5%, primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $2.0 million associated with a lower noncontrolling interest ownership percentage as a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 12 to our consolidated financial statements). In addition, purchase accounting and related adjustments decreased due to lower amortization of the recoupable portion of the purchase price of 3 Arts Entertainment of $1.3 million, due to the amortization period ending in May 2023.

Depreciation and Amortization Expense. Depreciation and amortization of $17.8 million for fiscal 2025 increased $2.2 million from $15.6 million in fiscal 2024.

Restructuring and Other. Restructuring and other decreased $30.3 million in fiscal 2025 as compared to fiscal 2024, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the fiscal years ended March 31, 2025 and 2024 (see Note 16 to our consolidated financial statements):

	Year Ended March 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$26.1	$12.8	$13.3	103.9%
Severance(2)	37.0	35.2	1.8	5.1%
Transaction and other costs(3)	39.5	84.9	(45.4)	(53.5)%
	$102.6	$132.9	$(30.3)	(22.8)%

LIONSGATE STUDIOS CORP.
_______________________
(1)Amounts in the fiscal year ended March 31, 2025 include content impairments of $7.7 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. In addition, amounts in the fiscal year ended March 31, 2025 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne. Content and other impairments in the fiscal year ended March 31, 2024 include $12.8 million of development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. In fiscal 2025, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.0 million in severance expense was incurred under the voluntary severance program and was recognized in restructuring and other in fiscal 2025. In the fiscal year ended March 31, 2024, amounts were due to restructuring activities including integration of the acquisition of eOne, and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the fiscal years ended March 31, 2025 and 2024 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs associated with legal and other matters. In fiscal 2025 and fiscal 2024, amounts include costs associated with the separation of the Starz Business from the Studio Business, and acquisition and integration costs related to the acquisition of eOne. In fiscal 2024, amounts also include $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed (see Note 12 to our consolidated financial statements for further information). In addition, transaction and other costs in fiscal 2024 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. In the quarter ended March 31, 2025, the Company recognized a benefit of $3.1 million for insurance recoveries related to the loss. The Company also expects to recover a portion of the loss from the noncontrolling interest holders of this entity.

Interest Expense. Interest expense of $242.5 million in fiscal 2025 increased $20.0 million from fiscal 2024 due to higher average balances on variable rate corporate debt and a smaller benefit from the interest rate swaps, partially offset by lower average balances on film related obligations and slightly lower average interest rates. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2025 and 2024:

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility(1)	$56.3	$43.0
Term loans(1)	50.4	90.6
IP credit facilities(2)	43.1	—
Other(3)	69.0	63.8
	218.8	197.4
Amortization of debt issuance costs and other non-cash interest(4)	23.7	25.1
Total interest expense	$242.5	$222.5
_______________________
(1)Prior to the Studio Separation, amounts reflect interest attributable to borrowings outstanding under Old Lionsgate’s Credit Agreement (including the revolving credit facility, term loan A and term loan B). Subsequent to the Studio Separation, amounts reflect interest attributable to borrowings outstanding under the Company’s Intercompany Note with LGCH (see Note 8).
(2)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.

LIONSGATE STUDIOS CORP.
(3)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, Film Library Facility, Backlog Facility and other, see Note 9 to our consolidated financial statements), and payments and receipts associated with the Company’s interest rate swaps (see Note 19 to our consolidated financial statements).
(4)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense (see Note 19 to our consolidated financial statements).

Interest and Other Income. Interest and other income of $14.8 million for the fiscal year ended March 31, 2025 decreased as compared to interest and other income of $19.2 million for the fiscal year ended March 31, 2024 due to certain insurance recoveries that occurred in fiscal 2024.

Other Losses, net. Other losses, net of $11.8 million for fiscal 2025 decreased as compared to other losses, net of $20.0 million for fiscal 2024. The decrease is due to lower losses recorded related to our monetization of accounts receivable programs in the fiscal year ended March 31, 2025 as compared to the fiscal year ended March 31, 2024 (see Note 20 to our consolidated financial statements) and foreign currency gains in the fiscal year ended March 31, 2025.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $1.8 million for fiscal 2025 related to the write-off of debt issuance costs associated with the September 2024 and November 2024 voluntary prepayment of $605.1 million principal amount of the LGTV Term Loan B, and the May 2024 voluntary prepayment of $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B. See Note 8 to our consolidated financial statements.

Loss on extinguishment of debt of $1.3 million for fiscal 2024 is due to the write-off of issuance costs associated with the early prepayment of certain production loans.

Gain on Investments, net. Gain on investments, net was nil for fiscal 2025, as compared to gain on investments, net of $3.5 million for fiscal 2024 related to other investments.

Equity Interests Income. Equity interests income of $4.3 million in fiscal 2025 compared to equity interests income of $8.7 million in fiscal 2024 due to a gain in fiscal 2024 related to the sale of an equity method investee, partially offset by higher income generated in fiscal 2025 by our equity method investees.

Income Tax Provision. We had an income tax provision of $14.5 million in fiscal 2025, compared to an income tax provision of $34.2 million in fiscal 2024. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets and certain minimum income and foreign withholding taxes. In connection with the Business Combination, certain tax attributes (including significant U.S. federal net operating losses (“NOLs”)) were statutorily allocated from Old Lionsgate to the legal entities comprising the Studio Business. The utilization of these tax attributes (particularly the U.S. federal NOL) for the fiscal year ended March 31, 2025, attributed to the reduction in income tax expense in comparison to the prior year.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders Net loss attributable to our shareholders for the fiscal year ended March 31, 2025 was $128.5 million, or basic and diluted net loss per common share of $0.43 on 284.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2024 of $93.5 million, or basic and diluted net loss per common share of $0.42 on 253.4 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

The Company’s primary measure of segment performance is segment profit. Segment profit is defined as segment revenues, less segment direct operating and segment distribution and marketing expense, less segment general and administration expenses. Segment profit and total segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain benefits related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. Segment profit is a GAAP financial measure and is disclosed in Note 17 to our consolidated financial statements.

LIONSGATE STUDIOS CORP.
We also present below our total segment profit for all of our segments. Total segment profit, when presented outside of the segment information and reconciliations included in Note 17 to our consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.

The Company believes the presentation of total segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses before non-operating items. Total segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company's segments and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner, and segment profit and total segment profit as defined by the Company may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.

The following table reconciles the GAAP measure, operating income (loss), to the non-GAAP measure, total segment profit, for the fiscal years ended March 31, 2025 and 2024. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Year Ended
	March 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Operating income	$124.6	$139.7	$(15.1)	(10.8)%
Corporate general and administrative expense allocations from Old Lionsgate, excluding allocation of share-based compensation expense	120.9	110.6	10.3	9.3%
Adjusted depreciation and amortization	13.6	10.5	3.1	29.5%
Restructuring and other	102.6	132.9	(30.3)	(22.8)%
COVID-19 related benefit	(2.1)	(0.9)	(1.2)	133.3%
Content charges	—	1.5	(1.5)	(100.0)%
Unallocated rent cost included in direct operating expense	18.6	—	18.6	n/a
Adjusted share-based compensation expense	53.0	54.8	(1.8)	(3.3)%
Purchase accounting and related adjustments	12.9	17.1	(4.2)	(24.6)%
Total segment profit	$444.1	$466.2	$(22.1)	(4.7)%

See Note 17 to our consolidated financial statements for further information on the reconciling line items above, and for reconciliations of depreciation and amortization and share-based compensation expense as presented on our consolidated statements of operations to adjusted depreciation and amortization and adjusted share-based compensation expense, respectively, as presented in the line items above.

LIONSGATE STUDIOS CORP.

The table below sets forth the revenues and segment profit by segment:

	Year Ended
	March 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
Motion Picture	$1,589.7	$1,656.3	$(66.6)	(4.0)%
Television Production	1,605.8	1,330.1	275.7	20.7%
	$3,195.5	$2,986.4	$209.1	7.0%
Segment Profit
Motion Picture	$307.6	$319.4	$(11.8)	(3.7)%
Television Production	136.5	146.8	(10.3)	(7.0)%
Total Segment Profit	$444.1	$466.2	$(22.1)	(4.7)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2025 and 2024:

	Year Ended
	March 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,589.7	$1,656.3	$(66.6)	(4.0)%
Expenses:
Direct operating expense	824.2	796.0	28.2	3.5%
Distribution & marketing expense	357.8	427.0	(69.2)	(16.2)%
Gross contribution	407.7	433.3	(25.6)	(5.9)%
General and administrative expenses	100.1	113.9	(13.8)	(12.1)%
Segment profit	$307.6	$319.4	$(11.8)	(3.7)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$231.7	$277.7	$(46.0)	(16.6)%

Direct operating expense as a percentage of revenue	51.8%	48.1%

Gross contribution as a percentage of revenue	25.6%	26.2%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2025 and 2024. Motion Picture revenues for fiscal 2025 included approximately $123.4 million of revenues from eOne, as compared to approximately $19.5 million of revenues from eOne in fiscal 2024 from the acquisition date of December 27, 2023.

LIONSGATE STUDIOS CORP.

	Year Ended March 31,
	2025			2024			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$149.3	$4.8	$154.1	$222.4	$4.1	$226.5	$(72.4)
Home Entertainment
Digital Media	397.9	200.3	598.2	459.7	192.6	652.3	(54.1)
Packaged Media	38.4	21.6	60.0	57.3	26.7	84.0	(24.0)
Total Home Entertainment	436.3	221.9	658.2	517.0	219.3	736.3	(78.1)
Television	311.2	36.1	347.3	240.5	33.9	274.4	72.9
International	319.7	81.8	401.5	332.9	58.1	391.0	10.5
Other	11.6	17.0	28.6	19.8	8.3	28.1	0.5
	$1,228.1	$361.6	$1,589.7	$1,332.6	$323.7	$1,656.3	$(66.6)
____________________
(1)Lionsgate Original Releases: Includes titles originally planned for a wide theatrical release by Old Lionsgate, including titles that have changed from a planned wide theatrical release to an initial direct-to-streaming release. These releases include films developed and produced in-house, films co-developed and co-produced and films acquired or licensed from third parties. In addition, Lionsgate Original Releases also includes multi-platform and direct-to-platform motion pictures originally released or licensed by Old Lionsgate, and the licensing of our original release motion picture content to other ancillary markets (location-based entertainment, games, etc.).
(2)Other Film: Includes acquired and licensed brands and libraries originally released by other parties such as third-party library product, including our titles released by acquired companies prior to our acquisition of the company (i.e., Summit Entertainment library), and titles released with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.
Theatrical revenue decreased $72.4 million in fiscal 2025, as compared to fiscal 2024 primarily due to a decrease of $73.1 million from Lionsgate Original Releases due to significant revenue in fiscal 2024 from The Hunger Games: The Ballad of Songbirds & Snakes and John Wick: Chapter 4, partially offset by the performance of the fiscal 2025 theatrical slate titles released and from the direct-to-platform release, Another Simple Favor.

Home entertainment revenue decreased $78.1 million, or 10.6%, in fiscal 2025, as compared to fiscal 2024, due to lower digital media revenue and packaged media revenue of $54.1 million and $24.0 million, respectively, primarily due to decreases from Lionsgate Original Releases. Digital media revenue and packaged media revenue from Lionsgate Original Releases declined $61.8 million and $18.9 million, respectively, due to lower revenue in fiscal 2025 from our fiscal 2024 theatrical slate titles, as compared to the revenue in fiscal 2024 from our fiscal 2023 theatrical slate titles, and in particular John Wick: Chapter 4, and revenue in fiscal 2024 from titles in The Hunger Games franchise. These decreases were partially offset by increased digital media revenue in fiscal 2025 from direct-to-platform and multi-platform releases.

Television revenue increased $72.9 million, or 26.6%, in fiscal 2025, as compared to fiscal 2024 due to an increase from Lionsgate Original Releases of $70.7 million due to higher revenue generated from our fiscal 2025 and 2024 theatrical slate titles with television windows opening in fiscal 2025 as compared to the revenue from our fiscal 2024 and fiscal 2023 theatrical slate titles with television windows opening in fiscal 2024, and higher revenue generated from our multi-platform and direct-to-platform releases with television windows opening in fiscal 2025.

International revenue increased $10.5 million, or 2.7% in fiscal 2025, as compared to fiscal 2024 due to an increase from Other Film of $23.7 million from our acquired library titles, partially offset by a decrease from Lionsgate Original Releases of $13.2 million. The decrease from Lionsgate Original Releases of $13.2 million reflected lower revenue from our theatrical slate titles due to revenue in fiscal 2024 for The Hunger Games: The Ballad of Songbirds & Snakes and John Wick: Chapter 4, which was partially offset by higher revenue from multi-platform releases.

LIONSGATE STUDIOS CORP.
Direct Operating Expense. The increase in direct operating expenses is due to higher direct operating expenses as a percentage of revenue driven by the performance and costs of the titles released during the fiscal year 2025, in particular, Borderlands, which resulted in higher direct operating cost in relation to revenue. Investment in film write-downs included in Motion Picture segment direct operating expense in fiscal 2025 were $19.7 million, as compared to $34.6 million in fiscal 2024.

Distribution and Marketing Expense. The decrease in distribution and marketing expense in fiscal 2025 is due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in fiscal 2025, and lower home entertainment distribution and marketing expense. In the fiscal year ended March 31, 2025 approximately $23.4 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $26.2 million in the fiscal year ended March 31, 2024. We expect Motion Picture distribution and marketing expense in fiscal 2026 to increase as compared to fiscal 2025.

Gross Contribution. Gross contribution of the Motion Picture segment for fiscal 2025 decreased as compared to fiscal 2024 due to the negative contribution of the theatrical slate titles released in fiscal 2025, including Borderlands, as a result of higher direct operating expense as a percentage of revenue, and lower Motion Picture revenue. These decreases in gross contribution were partially offset by lower Motion Picture distribution and marketing expense.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $13.8 million, or 12.1%, primarily due to a decrease in incentive based compensation, partially offset by an increase in salaries and related expenses.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2025 and 2024:

	Year Ended
	March 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,605.8	$1,330.1	$275.7	20.7%
Expenses:
Direct operating expense	1,369.3	1,090.1	279.2	25.6%
Distribution & marketing expense	38.1	35.3	2.8	7.9%
Gross contribution	198.4	204.7	(6.3)	(3.1)%
General and administrative expenses	61.9	57.9	4.0	6.9%
Segment profit	$136.5	$146.8	$(10.3)	(7.0)%
Direct operating expense as a percentage of revenue	85.3%	82.0%
Gross contribution as a percentage of revenue	12.4%	15.4%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the fiscal years ended March 31, 2025 and 2024. Television Production revenues for fiscal 2025 included approximately $468.5 million of revenues from eOne, as compared to approximately $94.3 million of revenues from eOne in fiscal 2024 from the acquisition date of December 27, 2023.

LIONSGATE STUDIOS CORP.

LIONSGATE STUDIOS CORP.

	Year Ended
	March 31,		Change
	2025	2024	Amount	Percent
Television Production	(Amounts in millions)
Television	$1,069.4	$788.5	$280.9	35.6%
International	248.2	228.8	19.4	8.5%
Home Entertainment
Digital	184.0	240.6	(56.6)	(23.5)%
Packaged Media	4.1	2.0	2.1	105.0%
Total Home Entertainment	188.1	242.6	(54.5)	(22.5)%
Other	100.1	70.2	29.9	42.6%
	$1,605.8	$1,330.1	$275.7	20.7%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased $280.9 million, or 35.6% in fiscal 2025 as compared to fiscal 2024, primarily due to an increase of approximately $289.3 million for revenues from eOne, due to the inclusion of revenue for the full fiscal period as compared to fiscal 2024 reflecting revenues from the acquisition date of December 27, 2023 and an increase of $82.0 million from revenues from the licensing of Starz original series to Starz Networks. These increases were partially offset by decreases from other third-party domestic television revenue due to significant revenue in fiscal 2024 from The Continental and lower revenue from reality television programs.

International revenue in fiscal 2025 increased $19.4 million, or 8.5% as compared to fiscal 2024 due to an increase of approximately $55.1 million for revenues from eOne in fiscal 2025, partially offset by a decrease of $36.6 million from revenues from the licensing of Starz original series to Starz Networks.

Home entertainment revenue in fiscal 2025 decreased $54.5 million, or 22.5% as compared to fiscal 2024 due to lower revenues of $47.0 million from the licensing of Starz original series to Starz Networks, and lower third-party digital media revenues. The decrease in third-party digital media revenues reflects significant revenue in fiscal 2024 for The Continental, offset by revenue in fiscal 2025 from The Chosen series and an increase of $25.1 million from revenues from eOne.

Other revenue in fiscal 2025 increased $29.9 million, or 42.6% as compared to fiscal 2024, primarily due to increased revenue from 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management and an increase in eOne revenue.

Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2025 increased $279.2 million, or 25.6%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in fiscal 2025 as compared to fiscal 2024, and in particular, fiscal 2024 included significant revenue from The Continental which has a lower amortization rate as compared to fiscal 2025. Investment in film and television programs write-downs included in Television Production segment direct operating expense in fiscal 2025 were $6.7 million as compared to $8.4 million in fiscal 2024.

Gross Contribution. Gross contribution of the Television Production segment for fiscal 2025 decreased by $6.3 million as compared to fiscal 2024, due to increased television production revenue, partially offset by higher direct operating expenses as a percentage of television production revenue.

General and Administrative Expense. General and administrative expenses of the Television Production segment increased $4.0 million, or 6.9%. Television Production general and administrative expenses for fiscal 2025 included an increase of $19.8 million from eOne, and an increase in professional fees, partially offset by a decrease in incentive based compensation.

LIONSGATE STUDIOS CORP.
Liquidity and Capital Resources

Sources of Cash

Our liquidity and capital requirements in fiscal 2025 were provided principally through cash generated from operations, our Intercompany Note, Intercompany Revolver, eOne IP Credit Facility, LG IP Credit Facility, our film related obligations (as further discussed below), the monetization of trade accounts receivable and prior to the Studio Separation, Old Lionsgate’s Senior Credit Facilities and parent net investments. Prior to the Studio Separation, from time to time, sources of cash also included cash generated from the Starz Business and contributed to the Studio Business through parent net investment.

As discussed in Studio Separation and Business Combination, on May 13, 2024, Old Lionsgate consummated the transactions contemplated by the Business Combination which, in addition to establishing the Studio Business as a standalone publicly traded entity, resulted in approximately $330.0 million of gross proceeds, including $254.3 million in PIPE financing. Shortly after the closing of the Business Combination, approximately $299.0 million was transferred to a wholly-owned subsidiary of Old Lionsgate in partial repayment of the Intercompany Note described below.

As discussed in Starz Separation, on May 6, 2025 the Starz Separation was completed and as a result the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” (and is referred to as “Lionsgate”) and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate.

In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”), were repaid in full and all commitments thereunder were terminated and all outstanding obligations in respect of principal, interest and fees under the Intercompany Note and Intercompany Revolver were repaid in full and all commitments thereunder were terminated. Lionsgate entered into a new credit agreement (the “Lionsgate Credit Agreement”) which provides for an $800.0 million senior secured revolving credit facility. Lionsgate also assumed the Exchange Notes and pursuant to the terms thereof, Lionsgate assumed and agreed to perform as primary obligor all obligations of the initial issuer under the Exchange Notes and the initial issuer, a wholly-owned subsidiary of Starz Entertainment Corp. was released and discharged.

As of March 31, 2025 we had cash and cash equivalents of $205.7 million.
Corporate Debt
Our corporate debt at March 31, 2025, excluding film related obligations discussed further below, consisted of the following:
•Intercompany Note: In connection with the Studio Separation and Business Combination, on May 8, 2024, Lions Gate Capital Holdings LLC, a Delaware limited liability company and subsidiary of Old Lionsgate (“LGCH”), which is not a consolidated subsidiary of Legacy Lionsgate Studios, as lender, entered into an intercompany note and assumption agreement (the “Intercompany Note”) with Lions Gate Television Inc., a Delaware corporation and wholly owned consolidated subsidiary of the Company (“LGTV”), as borrower and assuming party.

The Intercompany Note at March 31, 2025, excluding the Intercompany Revolver and film related obligations discussed further below, consisted of the following:

•LGTV Revolver. We had a $1.1 billion revolving credit facility (with no amounts outstanding at March 31, 2025) due April 2026 (the “LGTV Revolver”). We maintained significant availability under our LGTV Revolver, which was used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•LGTV Term Loan A. We had a term loan A facility due April 2026 (the “LGTV Term Loan A”), with $314.4 million outstanding at March 31, 2025.

In November 2024, the Company paid in full the term loan B facility due March 2025 (the “LGTV Term Loan B”, and, together with the LGTV Revolving Credit Facility and the LGTV Term Loan A, the “Intercompany Note”).

LIONSGATE STUDIOS CORP.
Upon completion of the Starz Separation, the outstanding obligations of the LGTV Revolver and LGTV Term Loan A were repaid in full, see Note 22 to our audited consolidated financial statements.
•Intercompany Revolver: In connection with the Studio Separation and Business Combination, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned consolidated subsidiary of the Company (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and subsidiary of Old Lionsgate (“LGCH1”) entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. There was $81.6 million outstanding and due to LGCH1 at March 31, 2025. Upon completion of the Starz Separation, the outstanding obligations of the Intercompany Revolver were repaid in full, see Note 22 to our consolidated financial statements.
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $323.0 million outstanding as of March 31, 2025. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility: In September 2024, certain subsidiaries of the Company entered into a $455.0 million senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million, and in March 2025, the Company closed an amendment which increased the maximum principal amount of the LG IP Credit Facility to $1.0 billion, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of March 31, 2025, $978.8 million was outstanding under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.
•Lionsgate Exchange Notes and Existing Notes: As discussed in Note 8 to our consolidated financial statements, on May 8, 2024, LGCH1, an indirect, wholly-owned subsidiary of Old Lionsgate, which is not a consolidated subsidiary of Legacy Lionsgate Studios, issued $389.9 million aggregate principal amount of the 5.5% senior notes due 2029 (the “Exchange Notes”). The Exchange Notes were exchanged by Old Lionsgate for an equivalent amount of Old Lionsgate’s existing 5.5% senior notes due 2029 (the “Existing Notes”). The Exchange Notes initially bear interest at 5.5% annually and mature April 15, 2029, with the interest rate increasing to 6.0% and the maturity date extending to April 15, 2030 effective upon completion of the Starz Separation. The successor issuer thereunder may redeem the Exchange Notes, in whole at any time, or in part from time to time, prior to or on and after the Separation Closing Date, as defined in the indenture governing the Exchange Notes, at certain specified redemption prices set forth in the indenture governing the Exchange Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
The Exchange Notes and Existing Notes and related interest expense are not reflected in the Company’s consolidated financial statements. The Company and certain of its subsidiaries are guarantors under the Exchange Notes and Existing Notes. Upon completion of the Starz Separation, the Exchange Notes became obligations of Lionsgate. See Note 22 to our consolidated financial statements for further discussion of the impact of the Starz Separation.

See Note 8 to our consolidated financial statements for a discussion of our corporate debt.

Film Related Obligations

We utilize our film related obligations to fund our film and television productions. Our film related obligations at March 31, 2025 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At March 31, 2025, there was $1,395.4 million outstanding of production loans.
•Production Tax Credit Facility: At March 31, 2025, we had a $280.0 million non-recourse senior secured revolving credit facility due January 2028 based on collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). As of March 31, 2025, tax credit receivables amounting to $357.8 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax

LIONSGATE STUDIOS CORP.
credit receivables) are used to repay the Production Tax Credit Facility. At March 31, 2025 there was $280.0 million outstanding under the Production Tax Credit Facility. In May 2025, the Company entered into an amendment to the Production Tax Credit Facility which increased the maximum principal amount to $380.0 million.
•Film Library Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the “Film Library Facility”) based on the collateral consisting solely of certain of our rights in certain acquired library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At March 31, 2025 there was $75.9 million, outstanding under the Film Library Facility.
•Backlog Facility and Other:
•Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. As of March 31, 2025, the maximum principal amount of the Backlog Facility was $175.0 million, subject to the amount of eligible collateral contributed to the facility. In May 2025, the Company entered into an amendment to the Backlog Facility, such that the maximum principal amount of the Backlog Facility was decreased to $150.0 million, and the Backlog Facility revolving period ends on May 30, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 28, 2027. As of March 31, 2025 there was $135.7 million outstanding under the Backlog Facility.

•Other. The Company has other loans which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2025, there was $103.2 million outstanding under the "other" loans, with contractual repayment dates in July 2025 and October 2025. As of March 31, 2025, accounts receivable amounting to $36.2 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at March 31, 2025 amounting to $86.1 million represented collateral related to the “other” loans.

See Note 9 to our consolidated financial statements for a discussion of our film related obligations.

Accounts Receivable Monetization and Governmental Incentives

Our accounts receivable monetization programs include individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers and previously have included a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions.

In addition, we utilize governmental incentives, programs and other structures from states and foreign countries (e.g., sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, calculated based on the amount of money spent in the particular jurisdiction in connection with the production) to fund our film and television productions and reduce financial risk.

See Note 20 to our consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.

Uses of Cash

Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, the distribution and marketing of films and television programs, and general and administrative expenses. We also use cash for debt service (i.e. principal and interest payments) requirements, equity method or other equity investments, capital expenditures, and acquisitions of or investment in businesses.

In addition, the Company has a redeemable noncontrolling interest balance of $93.7 million as of March 31, 2025, related to 3 Arts Entertainment, and $90.7 million included in other liabilities- non current representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest which may require the use of cash in the event the holders of the

LIONSGATE STUDIOS CORP.
noncontrolling interests require the Company to repurchase their interests (see Note 12 to our consolidated financial statements).

We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases, and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, refinancings, or otherwise. Such repurchases or exchanges or refinancings, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases or exchanges could result in a charge from the early extinguishment of debt. The amounts involved may be material.

Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. In addition to the cash requirements of any potential future redemption of our noncontrolling interests as discussed above, which we may fund with a combination of cash on hand, borrowings under our line of credit and/ or new financing arrangements, we have other anticipated cash requirements outside of our normal operations.

In the short-term, we currently expect that our cash requirements for productions will be consistent and our marketing spend will increase in fiscal 2026 as compared to fiscal 2025.

However, we currently believe that cash flow from operations, cash on hand, the Lionsgate Credit Agreement, the monetization of trade accounts receivable, tax-efficient financing, the availability from other financing obligations and available production or intellectual property financing, will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next 12 months and beyond, including the funding of future film and television production and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term, through our cash flow from operations, our revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, production loans, government incentive programs, the monetization of trade accounts receivable, our Production Tax Credit Facility, our Film Library Facility, our Backlog Facility, and other obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates and bank failures ongoing disruptions in financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States political developments, geopolitical events and other sources of instability, could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

LIONSGATE STUDIOS CORP.

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our Intercompany Note and Revolver, IP Credit Facilities and film related obligations. The following table sets forth our significant contractual and other obligations as of March 31, 2025 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2025 (on-balance sheet arrangements)
Corporate debt:
Intercompany Revolver(1)	$81.6	$81.6	$—
Intercompany Note(1)
LGTV Revolver	—	—	—
LGTV Term Loan A	314.4	—	314.4
eOne IP Credit Facility(1)	323.0	34.0	289.0
LG IP Credit Facility(1)	978.8	100.0	878.8
Film related obligations(2)	1,990.2	1,617.8	372.4
Content related payables(3)	38.1	32.8	5.3
Operating lease obligations	334.7	44.0	290.7
	4,060.8	1,910.2	2,150.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	240.4	187.3	53.1
Interest payments(5)	376.1	131.9	244.2
Other contractual obligations	416.3	92.8	323.5
	1,032.8	412.0	620.8
Total future repayment of debt and other commitments under contractual obligations (6)	$5,093.6	$2,322.2	$2,771.4

(1)See Note 8 to our consolidated financial statements for further information on our corporate debt and Lionsgate financing transactions following the completion of the Starz Separation.
(2)See Note 9 to our consolidated financial statements for further information on our film related obligations.
(3)Content related payables include minimum guarantees included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(4)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition.
(5)Includes cash interest payments on our Intercompany Note, eOne IP Credit Facility, LG IP Credit Facility, and film related obligations, based on the applicable SOFR interest rates at March 31, 2025, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $90.7 million included in other liabilities-non current representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $93.7 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12 to our consolidated financial statements).

For additional details of contingencies, see Note 18 to our consolidated financial statements.

LIONSGATE STUDIOS CORP.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $57.7 million for the fiscal year ended March 31, 2025 and increased by $82.2 million for the fiscal year ended March 31, 2024, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows provided by (used in) operating activities for the fiscal years ended March 31, 2025 and 2024 were as follows:

	Year Ended March 31,
	2025	2024	Net Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities	$(106.8)	$488.9	$(595.7)

Cash flows used in operating activities for the fiscal year ended March 31, 2025 were $106.8 million compared to cash flows provided by operating activities of $488.9 million for the fiscal year ended March 31, 2024. The decrease in cash provided by operating activities is due to greater cash used in changes in operating assets and liabilities of $833.4 million. The decrease in cash provided by changes in operating assets and liabilities was driven by greater cash used for investment in film and television programs, increases in amounts due from the Starz Business, increases in other assets, increases in cash used for participations and residuals and accounts payable and accrued liabilities, partially offset by greater proceeds from increases in deferred revenue and decreases in accounts receivable, net.
Investing Activities. Cash flows used in investing activities for the fiscal years ended March 31, 2025 and 2024 were as follows:

	Year Ended March 31,
	2025	2024
	(Amounts in millions)
Net proceeds from purchase price adjustments for eOne acquisition (see Note 3)	$12.0	$—
Purchase of eOne, net of cash acquired (see Note 3)	—	(331.1)
Proceeds from the sale of other investments	1.6	5.2
Investment in equity method investees and other	(2.0)	(13.3)
Distributions from equity method investees and other	—	0.8
Acquisition of assets (film library and related assets)	(35.0)	—
Other	1.5	16.5
Capital expenditures	(13.5)	(9.9)
Net Cash Flows Used In Investing Activities	$(35.4)	$(331.8)

Cash flows used in investing activities were $35.4 million for the fiscal year ended March 31, 2025 compared to cash flows used in investing activities of $331.8 million for the fiscal year ended March 31, 2024. The decrease was primarily due to cash used for the acquisition of a film library and related assets, partially offset by proceeds from the settlement of certain working capital items pursuant to the Purchase Agreement for eOne in fiscal 2025 as compared to cash used for the purchase of eOne, net of cash acquired, in fiscal 2024.

LIONSGATE STUDIOS CORP.

Financing Activities. Cash flows provided by (used in) financing activities for the fiscal years ended March 31, 2025 and 2024 were as follows:

	Year Ended March 31,
	2025	2024	Net Change
	(Amounts in millions)
Debt- borrowings	$4,387.7	$3,145.0	$1,242.7
Debt- repurchases and repayments	(4,474.5)	(2,611.4)	(1,863.1)
Net proceeds from (repayments and repurchases of) debt	(86.8)	533.6	(620.4)

Film related obligations- borrowings	1,985.8	1,820.8	165.0
Film related obligations- repayments	(1,959.5)	(1,942.9)	(16.6)
Net proceeds from (repayments of) film related obligations	26.3	(122.1)	148.4

Net cash proceeds from the Business Combination and related transactions	281.7	—	281.7
Parent net investment	(100.3)	(290.1)	189.8
Other financing activities	(36.4)	(196.3)	159.9
Net Cash Flows Provided By (Used In) Financing Activities	$84.5	$(74.9)	$159.4
Cash flows provided by financing activities were $84.5 million for the fiscal year ended March 31, 2025 compared to cash flows used in financing activities of $74.9 million for the fiscal year ended March 31, 2024. Parent net investment reflects the net funding provided to or distributions received from the Starz Business prior to the Studio Separation.

Cash flows provided by financing activities for the fiscal year ended March 31, 2025 primarily reflects the net proceeds from the Business Combination and related transaction of $281.7 million and net proceeds from film related obligations of $26.3 million, which was offset by cash flows used in parent net investment of $100.3 million consisting of cash pooling, general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business prior to the Studio Separation, net debt repayments of $86.8 million, and cash used for other financing activities of $36.4 million. Net repayments of debt of $86.8 million in the fiscal year ended March 31, 2025 included the below transactions, along with required repayments on our LG IP Credit Facility:
•In May 2024, we used the proceeds from the Business Combination to prepay $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B.
•In July 2024 and September 2024, we borrowed $340.0 million under the eOne IP Credit Facility and $455.0 million under the LG IP Credit Facility, respectively. In September 2024, we used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the LGTV Term Loan B.
•In November 2024, we borrowed $265.0 million under the LG IP Credit Facility, and used the net proceeds to pay in full the remaining $250.0 million principal amount of the Term Loan B.
•In December 2024 and March 2025, we borrowed $130.0 million and $150.0 million, respectively, under the LG IP Credit Facility.
•Net repayments of $540.0 million under the LGTV Revolver.

Cash flows used in financing activities for fiscal 2024 primarily reflects parent net investment of $290.1 million, net of cash used for other financing activities of $196.3 million, representing primarily the purchase of an additional interest in 3 Arts Entertainment of approximately $194 million, and net film related obligations repayments of $122.1 million due to net repayments under production loans and the Production Tax Credit Facility of $146.3 million, offset by net borrowings under the Backlog Facility, IP Credit Facility and other of $24.2 million.

These uses of cash were partially offset by net proceeds from debt of $533.6 million in fiscal 2024, which included net borrowings under our revolving credit facility of $575.0 million (of which $375.0 million was used to fund the purchase of eOne and approximately $194 million was used to fund the acquisition of an additional interest in 3 Arts Entertainment), which were offset by required repayments on our term loans.

LIONSGATE STUDIOS CORP.
Cash flows used in parent net investment in fiscal 2024 of $290.1 million consists of cash pooling and general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 13 to our consolidated financial statements, remaining performance obligations were $1.5 billion at March 31, 2025 (March 31, 2024 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) was $1.1 billion at March 31, 2025 (March 31, 2024 - $1.5 billion).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Currency and Interest Rate Risk Management

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will continue to be used in the future in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. See Note 19 to our consolidated financial statements for additional information on our financial instruments.

Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts. See Note 19 to our consolidated financial statements for additional information on our financial instruments.

Interest Rate Risk. At March 31, 2025, we had interest rate swap agreements to fix the interest rate on $727.8 million of variable rate SOFR-based debt. See Note 19 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Intercompany Note, eOne IP Credit Facility, LG IP Credit Facility, and our film related obligations, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the LGTV Revolver and LGTV Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. Advances under the eOne Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Assuming the LGTV Revolver is drawn up to its maximum borrowing capacity of $1.1 billion, based on the applicable SOFR in effect as of March 31, 2025, each quarter point change in interest rates would result in a $5.0 million change in annual net interest expense on the LGTV Revolver, LGTV Term Loan A, eOne IP Credit Facility, LG IP Credit Facility, and interest rate swap agreements. In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the LGTV Revolver and LGTV Term Loan A were repaid in full. In addition, on May 6, 2025, Lionsgate entered into the Lionsgate Credit Agreement which provides for an $800.0 million senior secured revolving credit facility. Borrowings under the Lionsgate Credit Agreement will bear interest at a rate per annum equal to, at LGTV’s option, either Term SOFR (subject to a 0.00% floor) or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. See Note 22 for further information.

The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Film Library Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.5 million in additional costs capitalized to the respective film or television asset for production loans, and a $1.5 million change in annual net interest expense (based on the outstanding principal amount of such loans).

LIONSGATE STUDIOS CORP.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2025:

		Year Ending March 31,						Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	March 31, 2025
		(Amounts in millions)
Variable Rates:
Intercompany Revolver(1)	$81.6	$—	—	$—	$—	$—	$81.6	$81.6
Average Interest Rate	6.17%	—	—	—	—	—
LGTV Revolving Credit Facility(1)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—
LGTV Term Loan A(1)	—	314.4	—	—	—	—	314.4	312.9
Average Interest Rate	—	6.17%	—	—	—	—
eOne IP Credit Facility(1)	34.0	34.0	34.0	34.0	187.0	—	323.0	323.0
Average Interest Rate	6.57%	6.57%	6.57%	6.57%	6.57%	—
LG IP Credit Facility(1)	100.0	100.0	100.0	100.0	578.8	—	978.8	978.8
Average Interest Rate	6.57%	6.57%	6.57%	6.57%	6.57%	—
Film related obligations(2)	1,617.8	38.6	333.8	—	—	—	1,990.2	1,990.2
Average Interest Rate	5.70%	6.74%	5.86%	—	—	—
Fixed Rates:
Interest Rate Swaps(3)
Variable to fixed notional amount	—	727.8	—	—	—	—	727.8	(3.1)
_____________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, Backlog Facility and other, and Film Library Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 8 to our consolidated financial statements for further information).
(3)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 3.803% to 4.097% with maturities from August 2026 to February 2027. See Note 19 to our consolidated financial statements. See Note 22 for interest rate swap agreements entered into subsequent to March 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.

As of March 31, 2025, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2025.

Internal Control Over Financial Reporting

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a materially effect on the financial statements.

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2025, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included below.

Inherent Limitation on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lionsgate Studios Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Lionsgate Studios Corp.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lionsgate Studios Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 30, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California
May 30, 2025

ITEM 9B.    OTHER INFORMATION.

During the year ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at investors.lionsgate.com. If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-75.
(2)Financial Statement Schedules
Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(3)and (b) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.1 to the Registration Statement).	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.2 to the Registration Statement).	8-K	2.2	May 7, 2025
3.1	Articles of Lionsgate Studios Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Lionsgate Studios Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of May 8, 2024, among Lions Gate Capital Holdings 1, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of May 13, 2024.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of September 25, 2024.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of December 31, 2024.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of May 8, 2024.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of February 3, 2025.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of April 23, 2025.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8x	Supplemental Indenture No. 8, dated as of May 6, 2025.
4.2x	Description of Capital Stock
4.3	Shareholder Rights Agreement, dated as of May 7, 2025, between Lionsgate Studios Corp. and Computershare Investor Services, Inc., which includes the form of Right Certificate as Exhibit A.	8-K	4.1	May 7, 2025
10.1	Separation Agreement, dated as of May 6, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	10.1	May 7, 2025
10.2	Transition Services Agreement, dated as of May 6, 2025, by and between Starz Entertainment, LLC and Lions Gate Entertainment, Inc.	8-K	10.2	May 7, 2025
10.3	Employee Matters Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., Lionsgate Studios Corp., LG Sirius Holdings ULC and Lions Gate Entertainment Corp.	8-K	10.3	May 7, 2025
10.4	Tax Matters Agreement by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp. (incorporated by reference to Exhibit 10.1 to the Registration Statement).	8-K	10.4	May 7, 2025
10.5	Amendment to Tax Matters Agreement, dated as of May 6, 2025, by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp.	8-K	10.5	May 7, 2025
10.6	Form of Sponsor Option Agreement by and among Screaming Eagle Acquisition Corp, Eagle Equity Partners V, LLC and SEAC II Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement).	8-K	10.6	May 7, 2025
10.7	Amendment to Sponsor Option Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp. and Eagle Equity Partners V, LLC.	8-K	10.7	May 7, 2025

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.8x	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009
10.9	Voting Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., Liberty Global Ventures Limited, MHR Fund Management, LLC, Liberty Global LTD., and Mammoth Funds (as defined therein).	8-K	10.8	May 7, 2025
10.10	Registration Rights Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp. and the MHR Group (as defined therein).	8-K	10.1	May 7, 2025
10.11	Registration Rights Agreement, dated as of May 6, 2025, by and between Lionsgate Studios Holding Corp. and Liberty Global Ventures Limited.	8-K	10.9	May 7, 2025
10.12	Investor Rights Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., MHR Fund Management, LLC, Liberty Global Ventures Limited, Liberty Global LTD. and Mammoth Funds (as defined therein).	8-K	10.11	May 7, 2025
10.13	Credit and Guarantee Agreement, dated as of May 6, 2025, among Lions Gate Television Inc., as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.12	May 7, 2025
10.14*	Employment Agreement between Jon Feltheimer and Lions Gate Entertainment Corp., dated as of August 21, 2020 (incorporated by reference to Exhibit 10.9 to the Registration Statement).	8-K	10.13	May 7, 2025
10.15*	Employment Agreement between James W. Barge and Lions Gate Entertainment Corp., dated as of March 21, 2024 (incorporated by reference to Exhibit 10.11 to the Registration Statement).	8-K	10.14	May 7, 2025
10.16*	Employment Agreement between Brian Goldsmith and Lions Gate Entertainment Corp., dated as of October 1, 2022 (incorporated by reference to Exhibit 10.12 to the Registration Statement).	8-K	10.15	May 7, 2025
10.17*	Employment Agreement between Bruce Tobey and Lions Gate Entertainment Corp., dated as of March 27, 2023 (incorporated by reference to Exhibit 10.13 to the Registration Statement).	8-K	10.16	May 7, 2025
10.18*	Amendment to Employment Agreement, dated as of April 9, 2025, between Lions Gate Entertainment Corp. and Bruce Tobey (incorporated by reference to Exhibit 10.1 to Lionsgate Studios Corp.’s Current Report on Form 8-K, dated as of April 9, 2025).	8-K	10.17	May 7, 2025
10.19*	Employment Agreement between Michael Burns and Lionsgate Studios Corp., dated as of May 6, 2025.	8-K	10.18	May 7, 2025
10.20*	Lionsgate Studios Corp. 2025 Performance Incentive Plan.	8-K	10.19	May 7, 2025
10.21*	Lions Gate Entertainment Inc. Deferred Compensation Plan.	8-K	10.2	May 7, 2025
10.22	Credit, Security and Pledge Agreement dated as of September 30, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger.	8-K	10.21	May 7, 2025
10.23	Amended and Restated Credit, Security and Pledge Agreement dated as of November 5, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger. East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger.	8-K	10.22	May 7, 2025

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.24	Amendment No. 1 to the Amended and Restated Credit, Security and Pledge Agreement dated as of December 9, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger.	8-K	10.23	May 7, 2025
10.25
Amendment No. 2 to the Amended and Restated Credit, Security and Pledge Agreement dated as of March 31, 2025 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and a joint lead arranger, East West Bank, as reserve deposit agent, City National Bank, Axos Bank, Flagstar Bank, N.A., First-Citizens Bank & Trust Company and Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) as co documentation agents, and Western Alliance Bank, Truist Bank, TCBI Securities, Inc. and Wells Fargo Bank, N.A., as joint lead arrangers, and Bank of Hope, Sunflower Bank and Preferred Bank as co-manager.
		8-K	10.24	May 7, 2025
10.26x*	Director Compensation Summary
19.1x	Insider Trading Policy
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97x	Policy Regarding the Recoupment of Certain Compensation Payments
99.1x	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Audited Consolidated Financial Statements of Lions Gate Entertainment Corp.
101x	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
xx	Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2025.

LIONSGATE STUDIOS CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 30, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Bruce Tobey and James W. Barge, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2025
James W. Barge

/s/ GORDON CRAWFORD	Director	May 30, 2025
Gordon Crawford

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2025
Jon Feltheimer

/s/ EMILY FINE	Director	May 30, 2025
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 30, 2025
Michael T. Fries

/s/ JOHN D. HARKEY, JR.	Director	May 30, 2025
John D. Harkey, Jr.

/s/ SUSAN MCCAW	Director	May 30, 2025
Susan McCaw

/s/ YVETTE OSTOLAZA	Director	May 30, 2025
Yvette Ostolaza

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 30, 2025
Mark H. Rachesky, M.D.

/s/ RICHARD ROSENBLATT	Director	May 30, 2025
Richard Rosenblatt

/s/ HARRY E. SLOAN	Director	May 30, 2025
Harry E. Sloan
F-79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lionsgate Studios Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lionsgate Studios Corp. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Pre-release Film Impairments
Description of the Matter
As disclosed in Note 1 to the consolidated financial statements, Investment in Films and Television Programs is stated at the lower of unamortized cost or estimated fair value. As disclosed in Note 4 to the consolidated financial statements, total impairment charges on investment in films and television programs related to theatrical films were $19.7 million for the year ended March 31, 2025 and the unamortized balance related to completed and not released and in progress theatrical films was $680.9 million at March 31, 2025.

Auditing the Company’s impairment evaluation for theatrical films prior to release is challenging and subjective as the key assumptions in the analysis include estimates of future anticipated revenues and box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s theatrical impairment review process. For example, we tested controls over management’s review of unreleased theatrical films for indicators of impairment and management’s determination of the significant assumptions mentioned above.

To test the assessment of unreleased theatrical films for impairment, our audit procedures included, among others, evaluating unreleased theatrical films for indicators of impairment and testing the completeness and accuracy of the underlying data as well as the significant assumptions mentioned above. For example, we assessed management’s assumptions by comparing them to historical performance of comparable films and to current operating information, we evaluated test audience results when available, and we considered the historical accuracy of management’s estimates. We also performed sensitivity analyses to evaluate the potential changes in the expected profitability of unreleased films resulting from reasonable changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Los Angeles, California
May 30, 2025

LIONSGATE STUDIOS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$205.7	$277.0
Accounts receivable, net	576.0	688.6
Due from Starz Business (Note 21)	215.0	33.4
Other current assets	359.2	373.1
Total current assets	1,355.9	1,372.1
Investment in films and television programs, net	1,992.6	1,929.0
Property and equipment, net	34.1	37.3
Investments	77.8	74.8
Intangible assets, net	20.8	25.7
Goodwill	808.5	811.2
Other assets	825.5	852.9
Total assets	$5,115.2	$5,103.0
LIABILITIES
Accounts payable	$248.2	$246.7
Content related payables	32.8	41.4
Other accrued liabilities	216.4	282.4
Participations and residuals	642.4	647.8
Film related obligations	1,617.8	1,393.1
Debt - short term portion	215.6	860.3
Deferred revenue	235.5	170.6
Total current liabilities	3,208.7	3,642.3
Debt	1,457.4	923.0
Participations and residuals	409.3	435.1
Film related obligations	365.3	544.9
Other liabilities	417.0	452.5
Deferred revenue	169.1	118.4
Deferred tax liabilities	11.3	13.7
Total liabilities	6,038.1	6,129.9
Commitments and contingencies (Note 18)

Redeemable noncontrolling interests	93.7	123.3

EQUITY (DEFICIT)
Common shares, no par value, unlimited authorized, 288.7 shares issued (March 31, 2024- 253.4 shares issued)	311.9	—
Accumulated deficit	(1,418.2)	(1,249.1)
Accumulated other comprehensive income	60.9	96.7
Total Lionsgate Studios Corp. shareholders’ equity (deficit)	(1,045.4)	(1,152.4)
Noncontrolling interests	28.8	2.2
Total equity (deficit)	(1,016.6)	(1,150.2)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,115.2	$5,103.0
See accompanying notes.

LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions, except per share amounts)
Revenues:
Revenue	$2,575.8	$2,440.5	$2,308.3
Revenue - Related Party (Note 21)	619.7	545.9	775.5
Total revenues	$3,195.5	$2,986.4	$3,083.8
Expenses:
Direct operating	2,210.0	1,886.7	2,207.9
Distribution and marketing	395.9	462.3	304.2
General and administration	344.6	349.2	387.0
Depreciation and amortization	17.8	15.6	17.9
Restructuring and other	102.6	132.9	27.2
Total expenses	3,070.9	2,846.7	2,944.2
Operating income	124.6	139.7	139.6
Interest expense	(242.5)	(222.5)	(162.6)
Interest and other income	14.8	19.2	6.4
Other losses, net	(11.8)	(20.0)	(21.2)
Loss on extinguishment of debt	(1.8)	(1.3)	(1.3)
Gain on investments, net	—	3.5	44.0
Equity interests income	4.3	8.7	0.5
Income (loss) before income taxes	(112.4)	(72.7)	5.4
Income tax provision	(14.5)	(34.2)	(14.3)
Net loss	(126.9)	(106.9)	(8.9)
Less: Net loss (income) attributable to noncontrolling interests	(1.6)	13.4	8.6
Net loss attributable to Lionsgate Studios Corp. shareholders	$(128.5)	$(93.5)	$(0.3)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share	$(0.43)	$(0.42)	$(0.00)
Diluted net loss per common share	$(0.43)	$(0.42)	$(0.00)

Weighted average number of common shares outstanding:
Basic	284.6	253.4	253.4
Diluted	284.6	253.4	253.4
See accompanying notes.

LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Net loss	$(126.9)	$(106.9)	$(8.9)
Foreign currency translation adjustments, net of tax	(6.9)	(1.0)	(2.2)
Net unrealized gain (loss) on cash flow hedges, net of tax	(28.9)	(3.8)	93.5
Comprehensive income (loss)	(162.7)	(111.7)	82.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1.6)	13.4	8.6
Comprehensive income (loss) attributable to Lionsgate Studios Corp. shareholders	$(164.3)	$(98.3)	$91.0

See accompanying notes.

LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Year Ended
	Common Shares			Parent Net Investment	Accumulated Other Comprehensive Income	Total Lionsgate Studios Corp. Equity (Deficit)	Non-controlling Interests
	Number	Amount	Accumulated Deficit				(a)	Total Equity (Deficit)
	(Amounts in millions)
Balance at March 31, 2022	—	$—	$—	$(271.5)	$10.2	$(261.3)	1.8	$(259.5)
Retroactive application of recapitalization	253.4	—	(271.5)	271.5	—	—	—	—
Balance at March 31, 2022, after effect of recapitalization (Note 1 and Note 2)	253.4	—	(271.5)	—	10.2	(261.3)	1.8	(259.5)
Net (loss) income	—	—	(0.3)	—	—	(0.3)	0.6	0.3
Net transfers to Parent	—	—	(550.4)	—	—	(550.4)	—	(550.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Redeemable noncontrolling interests adjustments	—	—	(59.7)	—	—	(59.7)	—	(59.7)
Other comprehensive income	—	—	—	—	91.3	91.3	—	91.3
Balance at March 31, 2023	253.4	—	(881.9)	—	101.5	(780.4)	1.5	(778.9)
Net (loss) income	—	—	(93.5)	—	—	(93.5)	1.5	(92.0)
Net transfers to Parent	—	—	(239.5)	—	—	(239.5)	—	(239.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Redeemable noncontrolling interests adjustments	—	—	(34.2)	—	—	(34.2)	—	(34.2)
Other comprehensive income	—	—	—	—	(4.8)	(4.8)	—	(4.8)
Balance at March 31, 2024	253.4	—	(1,249.1)	—	96.7	(1,152.4)	2.2	(1,150.2)
Net (loss) income	—	—	(128.5)	—	—	(128.5)	3.3	(125.2)
Net transfers to Parent	—	—	(55.5)	—	—	(55.5)	—	(55.5)
Noncontrolling interests (see Note 12)	—	—	—	—	—	—	33.6	33.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.3)	(10.3)
Redeemable noncontrolling interests adjustments	—	—	14.9	—	—	14.9	—	14.9
Other comprehensive loss	—	—	—	—	(35.8)	(35.8)	—	(35.8)
Share-based compensation, Old Lionsgate contribution post Studio Separation, net of required tax withholding	—	33.7	—	—	—	33.7	—	33.7
Issuance of Legacy LG Studios Common Shares upon Business Combination and PIPE Investments, net of issuance costs	35.3	278.2	—	—		278.2	—	278.2
Balance at March 31, 2025	288.7	$311.9	$(1,418.2)	$—	$60.9	$(1,045.4)	$28.8	$(1,016.6)
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 12).
See accompanying notes.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Operating Activities:
Net loss	$(126.9)	$(106.9)	$(8.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17.8	15.6	17.9
Amortization of films and television programs	1,642.1	1,347.8	1,649.3
Non-cash charge from the modification of an equity award (see Note 12)	—	49.2	—
Content and other impairments	26.1	12.8	5.9
Amortization of debt financing costs and other non-cash interest	23.7	25.1	21.8
Non-cash share-based compensation	57.9	62.5	73.4
Other non-cash items	38.7	46.0	59.9
Loss on extinguishment of debt	1.8	1.3	1.3
Equity interests income	(4.3)	(8.7)	(0.5)
Gain on investments, net	—	(3.5)	(44.0)
Deferred income taxes	(2.4)	(4.4)	1.6
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	—	—	188.7
Accounts receivable, net	185.3	84.9	(136.7)
Investment in films and television programs, net	(1,667.3)	(1,120.5)	(1,568.4)
Other assets	(78.0)	16.5	(44.9)
Accounts payable and accrued liabilities	(102.5)	(48.8)	57.4
Participations and residuals	(34.5)	26.8	138.3
Content related payables	(13.5)	(24.5)	(10.7)
Deferred revenue	111.0	3.2	(24.5)
Due from Starz Business	(181.8)	114.5	(30.8)
Net Cash Flows Provided By (Used In) Operating Activities	(106.8)	488.9	346.1
Investing Activities:
Net proceeds from purchase price adjustments for eOne acquisition (see Note 3)	12.0	—	—
Purchase of eOne, net of cash acquired (see Note 3)	—	(331.1)	—
Proceeds from the sale of other investments	1.6	5.2	46.3
Investment in equity method investees and other	(2.0)	(13.3)	(17.5)
Distributions from equity method investees and other	—	0.8	1.9
Acquisition of assets (film library and related assets)	(35.0)	—	—
Increase in loans receivable	—	(3.7)	—
Repayment of loans receivable	1.5	—	—
Purchases of accounts receivables held for collateral	—	(85.5)	(183.7)
Receipts of accounts receivables held for collateral	—	105.7	190.8
Capital expenditures	(13.5)	(9.9)	(6.5)
Net Cash Flows Provided By (Used In) Investing Activities	(35.4)	(331.8)	31.3
Financing Activities:
Debt - borrowings, net of debt issuance costs	4,387.7	3,145.0	1,523.0
Debt - repurchases and repayments	(4,474.5)	(2,611.4)	(1,745.8)
Film related obligations - borrowings	1,985.8	1,820.8	1,584.7
Film related obligations - repayments	(1,959.5)	(1,942.9)	(956.5)
Settlement of financing component of interest rate swaps	—	—	(134.5)
Purchase of noncontrolling interest	(7.4)	(194.6)	(36.5)
Distributions to noncontrolling interest	(10.3)	(1.7)	(7.6)
Parent net investment	(100.3)	(290.1)	(621.3)
Tax withholding required on equity awards	(18.7)	—	—
Proceeds from Business Combination, net (See Note 2)	281.7	—	—
Net Cash Flows Provided By (Used In) Financing Activities	84.5	(74.9)	(394.5)
Net Change In Cash, Cash Equivalents and Restricted Cash	(57.7)	82.2	(17.1)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(3.1)	0.8	(1.8)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	334.4	251.4	270.3
Cash, Cash Equivalents and Restricted Cash - End Of Period	$273.6	$334.4	$251.4
See accompanying notes.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Nature of Operations

Prior to the Starz Separation, as further discussed below, Lionsgate Studios Corp. (the “Company,” “Legacy Lionsgate Studios,” “we,” “us,” or “our”) was a subsidiary of Lions Gate Entertainment Corp. (“Old Lionsgate” or “Parent”) which encompasses the motion picture and television studio operations (collectively referred to as the “Studio Business”) of Old Lionsgate.

The Studio Business consists of the Motion Picture and Television Production reportable segments, together with substantially all of Old Lionsgate’s corporate general and administrative costs. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the domestic and international licensing of Starz original productions to the Media Networks segment of Old Lionsgate and its subsidiaries (the “Starz Business”), and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment, a talent management company.

Studio Separation and Business Combination

On May 13, 2024, Old Lionsgate consummated the transactions contemplated by that certain business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Old Lionsgate (“StudioCo”), and other affiliates of SEAC. Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Legacy Lionsgate Studios”) and continued the existing business operations of the Studio Business of Old Lionsgate. The Company became a separate publicly traded company and its common shares, without par value (“Legacy LG Studios Common Shares”), commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.

In connection with and prior to the Business Combination, Old Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Studio Separation”).

The Business Combination was accounted for as a reverse recapitalization in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Under this method of accounting, SEAC is treated as the acquired company and the Studio Business is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Legacy Lionsgate Studios will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing Legacy LG Studios Common Shares for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Studio Business.

To conform to the retroactive application of the reverse recapitalization, in all periods prior to the Business Combination, parent net investment transactions have been recast to accumulated deficit in the consolidated balance sheets and the consolidated statements of equity (deficit).

The shares and net income (loss) per common share, in all periods prior to the Business Combination, are based on the 253.4 million shares issued to Old Lionsgate at the closing of the Business Combination. See Net Income (Loss) Per Share below for further information.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Studio Business has been determined to be the accounting acquirer in the Business Combination because Old Lionsgate held a controlling financial interest.

As a result of the Business Combination and additional private investments in public equities (“PIPE”) financing discussed in Note 2, former SEAC public shareholders and founders and new common equity financing investors owned approximately 12.2% of Legacy LG Studios Common Shares. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate received as of March 31, 2025, including $254.3 million in PIPE financing. See Note 2 for additional information related to the Business Combination. Shortly after the closing of the Business Combination, approximately $299.0 million was used by the Company to pay down the Intercompany Note, see Note 8.

Starz Separation

On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”) completed the separation of the businesses of Legacy Lionsgate Studios, from the STARZ-branded premium subscription platform business (the “Starz Separation”). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” (and herein after referred to as “Lionsgate”) and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 22).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with Lionsgate following the completion of the Starz Separation, Lionsgate (which holds the Lionsgate Studio Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate will be the accounting predecessor to Lionsgate and the pro rata distribution of the Starz Business will be recorded through equity with no gain or loss recorded. The Starz Business will be reflected as discontinued operations in the financial statements of Lionsgate following the completion of the Starz Separation, beginning with the first quarter ending June 30, 2025. For periods following the Starz Separation, Lionsgate will reflect the historical financial position and results of operations of Old Lionsgate and as such, Old Lionsgate’s consolidated financial statements as of March 31, 2025 and 2024 and for each of the three years in the period ended March 31, 2025 are included as exhibit 99.1 to this Annual Report.

Basis of Presentation

Upon the effective date of the Studio Separation, the Company’s financial statements are presented on a consolidated basis, as Old Lionsgate completed the contribution of the Studio Business on such date.

For periods prior to the Studio Separation, the Company operated as a segment of Old Lionsgate and not as a separate entity. The Company’s financial statements prior to the Studio Separation were prepared on a carve-out basis and were derived from Old Lionsgate’s consolidated financial statements and accounting records and reflect the Studio Business’s combined historical financial position, results of operations and cash flows as they were historically managed in accordance with U.S. GAAP. Prior to the Studio Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operated were utilized to identify historical operations that should be presented within the carve-out financial statements.

For periods subsequent to the Studio Separation, the accompanying consolidated financial statements include the accounts of Legacy Lionsgate Studios and all of its majority-owned and controlled subsidiaries. The financial statements of the Company for all periods presented herein are referred to as “consolidated financial statements”, but include the historical results of the Company prior to the Studio Separation that are presented on a carve-out basis.

All revenues and costs as well as assets and liabilities directly associated with the business activity of the Studio Business were included in the accompanying consolidated financial statements. Revenues and costs associated with the Studio Business were specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs used for the determination of segment profit of the Motion Picture and Television Production segments of Old Lionsgate. In addition, prior to the Studio Separation, the Studio Business costs included an allocation of corporate general and administrative expense (inclusive of share-based compensation) which was allocated to the Studio Business as further discussed below. Other costs excluded from the Motion Picture and Television Production segment profit but relating to the Studio Business were generally specifically identifiable as costs of the Studio Business in the accounting records of Old Lionsgate and were included in the accompanying consolidated financial statements in periods prior to the Studio Separation.

In connection with the Business Combination, on May 9, 2024, Old Lionsgate and StudioCo entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”) which took effect upon the closing of the Business Combination. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million to be allocated annually to the Starz Business of Old Lionsgate. The $10.0 million allocation of Old Lionsgate’s corporate general and administrative expenses to the Starz Business pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Starz Business post Studio Separation with consideration of the anticipated separation of the Starz Business.

The corporate general and administrative expenses that are allocated to the Company pursuant to the Shared Services Agreement include salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. In addition, the Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of the Company will continue to receive awards of equity and equity-based compensation pursuant to the existing plans of Old Lionsgate. Such awards will be treated as a capital contribution by Old Lionsgate to the Company, with the associated share based compensation expense for such awards allocated to the Company, see Note 14.

For periods prior to the Studio Separation, the combined financial statements of the Studio Business included allocations of corporate general and administrative expenses (inclusive of share-based compensation) from Old Lionsgate related to the corporate and shared service functions historically provided by Old Lionsgate. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

Management believes the assumptions underlying these consolidated financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate to the Studio Business prior to the Studio Separation, are reasonable. See Note 21 for further detail of the allocations included in the consolidated financial statements.

In connection with the Business Combination, the Company entered into certain intercompany note arrangements, which mirrored the terms and amounts outstanding under Old Lionsgate’s credit facilities as previously reflected in the historical financial statements of the Studio Business prior to the Studio Separation, see Note 8.

Generally Accepted Accounting Principles

These consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

For periods subsequent to the Studio Separation, the accompanying consolidated financial statements of the Company include the accounts of Legacy Lionsgate Studios and its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated.

For periods prior to the Studio Separation, the accompanying consolidated financial statements of the Company were derived from the consolidated financial statements and accounting records of Old Lionsgate and reflect certain allocations from Old Lionsgate as further discussed above.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All significant intercompany balances and transactions within the Company were eliminated in these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; the allocations of costs to the Company for certain corporate and shared service functions in preparing the consolidated financial statements for periods prior to the Studio Separation on a carve-out basis; fair value of assets and liabilities for allocation of the purchase price of companies and assets acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs and for goodwill. Actual results could differ from such estimates.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

Significant Accounting Policies

Revenue Recognition

The Company’s Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places.

Revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or goods. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax.

Revenue also includes licensing of motion pictures and television programming (including Starz original productions) to the Starz Business. See Note 21 for further details.

Licensing Arrangements. The Company’s content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties.
Fixed Fee or Minimum Guarantees: The Company’s fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.
Sales or Usage Based Royalties: Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of the Company’s content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and satisfied (or partially satisfied). Generally, when the Company licenses completed content with standalone functionality (such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements are generally not reported to the Company until after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.
Revenues by Market or Product Line. The following describes the revenues generated by market or product line. Theatrical revenues are included in the Motion Picture segment; home entertainment, television, international and other revenues are applicable to both the Motion Picture and Television Production segments.

•Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by the Company directly in the United States and through a sub-distributor in Canada). Revenue from the theatrical release of feature films are treated as sales or usage-based royalties, are recognized as revenue starting at the exhibition date and are based on the Company’s participation in box office receipts of the theatrical exhibitor. Theatrical revenues also include revenues from licenses to direct-to-platform customers where the initial license of a motion picture is to a direct-to-platform customer.
•Home Entertainment. Home entertainment consists of Digital Media and Packaged Media.
•Digital Media. Digital media includes digital transaction revenue sharing arrangements (pay-per-view and video-on-demand platforms, electronic sell through (“EST”), and digital rental) and licenses of content to digital platforms for a fixed fee.
Digital Transaction Revenue Sharing Arrangements: Primarily represents revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, the Company shares in the rental or sales revenues generated by the platform on a title-by-title basis. These digital media platforms generate revenue from rental and EST arrangements, such as download-to-own, download-to-rent, and video-on-demand. These revenue sharing arrangements are recognized as sales or usage-based royalties based on the performance of these platforms and pursuant to the terms of the contract, as discussed above.
Licenses of Content to Digital Platforms: Primarily represents the licensing of content to subscription-video-on-demand (“SVOD”) or other digital platforms for a fixed fee. As discussed above, revenues are recognized when the content has been delivered and the window for the exploitation right in that territory has begun.
•Packaged Media. Packaged media revenues represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as “Packaged Media”) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).
•Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform or the traditional pay window for a motion picture is licensed to an SVOD platform. Television revenues include fixed fee arrangements as well as arrangements in which the Company earns advertising revenue from the exploitation of certain content on television networks. Revenues associated with a title, right, or window from television licensing arrangements are recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.
•International. International revenues are derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles in the United Kingdom; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues are also generated from sales or usage based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Other. Other revenues are derived from the licensing of the Company’s film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions and executive producer fees earned related to talent management.
Revenues from the licensing of film and television content and the sales and licensing of music are recognized when the content has been delivered and the license period has begun, as discussed above. Revenues from the licensing of symbolic intellectual property (i.e., licenses of motion pictures or television characters, brands, storylines, themes or logos) is recognized over the corresponding license term. Commissions are recognized as such services are provided.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation.
Deferred revenue also relates to customer payments that are made in advance of when the Company fulfills its performance obligation and recognizes revenue. This primarily occurs under television production contracts, in which payments may be received as the production progresses, international motion picture contracts, where a portion of the payments are received prior to the completion of the movie and prior to license rights start dates, and pay television contracts with multiple windows with a portion of the revenues deferred until the subsequent exploitation windows commence. These arrangements do not contain significant financing components because the reason for the payment structure is not for the provision of financing to the Company, but rather to mitigate the Company’s risk of customer non-performance and incentivize the customer to exploit the Company’s content.
See Note 13 for further information.
Accounts Receivable. Payment terms vary by location and type of customer and the nature of the licensing arrangement. However, other than certain multi-year license arrangements; payments are generally due within 60 days after revenue is recognized. For certain multi-year licensing arrangements primarily in the television, digital media, and international markets, payments may be due over a longer period. When the Company expects the period between fulfillment of its performance obligation and the receipt of payment to be greater than a year, a significant financing component is present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component is recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, the Company expects the period between fulfillment of the performance obligation and subsequent payment to be one year or less.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.
Restricted Cash
At March 31, 2025, the Company had restricted cash of $67.9 million primarily representing amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations (March 31, 2024- $57.4 million). Restricted cash is included within “other current assets” and “other non-current assets” on the consolidated balance sheets (see Note 20).
Investment in Films and Television Programs
General. Investment in films and television programs includes the unamortized costs of films and television programs, which are monetized individually (i.e., through domestic theatrical, home entertainment, television, international or other ancillary-market distribution).
Recording Cost. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2025, 2024 and 2023, total capitalized interest was $37.9 million, $21.0 million and $28.1 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
Amortization. Costs of acquiring and producing films and television programs and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films or television programs.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Ultimate Revenue. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.
Development. Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment unless the fair value of the project exceeds its carrying cost.
Impairment Assessment. An individual film or television program is evaluated for impairment when an event or change in circumstances indicates that the fair value of an individual film is less than its unamortized cost.
The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess.
The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 11). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for on a straight line basis over the following useful lives:

Computer equipment and software	3 - 5 years
Furniture and equipment	3 - 5 years
Leasehold improvements	Lease term or the useful life, whichever is shorter
Land	Not depreciated
The Company periodically reviews and evaluates the recoverability of property and equipment. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates. If appropriate and where deemed necessary, a reduction in the carrying amount is recorded based on the difference between the carrying amount and the fair value based on discounted cash flows.
Leases

The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use (“ROU”) asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component.

Operating Leases. Operating lease ROU assets, representing the Company’s right to use the underlying asset for the lease term, are included in the “Other assets - non-current” line item in the Company’s consolidated balance sheets. Operating lease liabilities, representing the present value of the Company’s obligation to make payments over the lease term, are included in the “Other accrued liabilities” and “Other liabilities - non-current” line items in the Company’s consolidated balance sheets. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company’s consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Variable lease payments that are based on an index or rate are included in the measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

The Company did not have any finance leases during the years ended March 31, 2025, 2024 or 2023.

Investments

Investments include investments accounted for under the equity method of accounting, and equity investments with and without readily determinable fair value.

Equity Method Investments: The Company uses the equity method of accounting for investments in companies in which it has a minority equity interest and the ability to exert significant influence over operating decisions of the companies. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the voting interests in the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity.

Under the equity method of accounting, the Company’s share of the investee’s earnings (losses) are included in the “equity interests income” line item in the consolidated statements of operations. The Company records its share of the net income or loss of most equity method investments on a one quarter lag and, accordingly, during the years ended March 31, 2025, 2024 and 2023, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2024, 2023 and 2022, respectively.

Dividends and other distributions from equity method investees are recorded as a reduction of the Company’s investment. Distributions received up to the Company’s interest in the investee’s retained earnings are considered returns on investments and are classified within cash flows from operating activities in the consolidated statements of cash flows. Distributions from equity method investments in excess of the Company’s interest in the investee’s retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the consolidated statements of cash flows.

Other Equity Investments: Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock, or does not exercise significant influence over operating and financial policies, are recorded at fair value using quoted market prices if the investment has a readily determinable fair value. If an equity investment’s fair value is not readily determinable, the Company will recognize it at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees’ securities that are identical or similar to the Company’s investments in the investee. The unrealized gains and losses and the adjustments related to the observable price changes are recognized in net income (loss).

Impairments of Investments: The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, the Company evaluates information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.

Finite-Lived Intangible Assets

Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 15 years.

Amortizable intangible assets are tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the remaining useful life of an asset to the carrying value of the asset. The impairment test is performed at the lowest level of cash flows associated with the asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value, which would generally be estimated based on a discounted cash flow (“DCF”) model.

The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of its finite-lived intangible assets. No such triggering events were identified during the years ended March 31, 2025 and 2024.

Goodwill

At March 31, 2025, the carrying value of goodwill was $808.5 million. Goodwill is allocated to the Company’s reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Company’s reporting units for purposes of goodwill impairment testing during the years ended March 31, 2025, 2024 and 2023 were Motion Picture, and the Television and Talent Management businesses, both of which are part of the Television Production segment.

Goodwill is not amortized, but is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of January 1 in each fiscal year. A goodwill impairment loss would be recognized for the amount that the carrying amount of a reporting unit exceeds its fair value. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit, of whether or not it is more likely than not that the fair value is less than the carrying value of the reporting unit. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company.

A quantitative assessment requires determining the fair value of the Company’s reporting units. The determination of the fair value of each reporting unit utilizes DCF analyses and market-based valuation methodologies, which represent Level 3 fair value measurements. Fair value determinations require considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates, and are sensitive to changes in these underlying assumptions and factors.

Goodwill Impairment Assessments:

Fiscal 2025. For the Company’s annual goodwill impairment test for fiscal 2025, given the length of time since our last quantitative assessment and considering the separation of the Studio Business from the Starz Business, the Company performed quantitative goodwill impairment assessments for all our reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment), based on the most recent data and expected growth trends, using a combination of DCF analyses and market-based valuation methodologies to estimate the fair value of the Company's reporting units. Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units significantly exceeded the carrying values for all of our reporting units. See Note 7 for further information.

Fiscal 2024. For the Company’s annual goodwill impairment test for fiscal 2024, the Company performed qualitative goodwill impairment assessments for all reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability of goodwill in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from the Company’s business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in the Company’s goodwill impairment tests, and ultimately impact the estimated fair value of the Company’s reporting units may include the global economy; consumer consumption levels of the Company’s content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions, on our ability to produce, acquire and distribute our content; the commercial success of the Company’s television programming and motion pictures; the Company’s continual contractual relationships with its customers; and changes in consumer behavior. While historical performance and current expectations have resulted in fair values of the Company’s reporting units in excess of carrying values, if the Company’s assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

Prints, Advertising and Marketing Expenses
The costs of prints, advertising and marketing expenses are expensed as incurred.
Advertising expenses for the year ended March 31, 2025 were $296.3 million (2024 — $347.8 million, 2023 — $203.4 million) which were recorded as distribution and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes

Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes and recognition and measurement of deferred tax assets are based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset, on a jurisdiction-by-jurisdiction basis, will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty and judgment is required in assessing and estimating the tax consequences of these transactions. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

In connection with the Business Combination, on May 13, 2024, the Company and Old Lionsgate entered into a tax matters agreement (the “Tax Matters Agreement”) that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, certain indemnification rights with respect to tax matters, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

For periods prior to the Business Combination (including the period from April 1, 2024, through May 13, 2024), income taxes were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and standalone enterprise. The Company’s U.S. operations, and certain of its non-U.S. operations historically were included in the income tax returns of Old Lionsgate or its subsidiaries that may not be part of the Company. Management believes the assumptions supporting the Company’s allocation and presentation of income taxes on a separate tax return basis for the periods prior to the Business Combination to be reasonable.

For periods following the Business Combination (including the period from May 14, 2024, through March 31, 2025), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any. Following the Business Combination, certain tax attributes (including U.S. federal net operating losses) were statutorily allocated from Old Lionsgate to the legal entities comprising the Studio Business, and were available for use.
Government Assistance

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has access to government programs that are designed to promote film and television production and distribution in certain foreign countries. The Company also has access to similar programs in certain states within the U.S. that are designed to promote film and television production in those states.
Tax credits earned with respect to expenditures on qualifying film and television productions are recorded as a reduction to investment in films and television programs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized (see Note 4 and Note 20).
Foreign Currency Translation
Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized and realized gains and losses are included in the consolidated statements of operations.
Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income or loss, a separate component of equity.
Derivative Instruments and Hedging Activities
Derivative financial instruments are used by the Company in the management of its foreign currency and interest rate exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.
The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments are recorded at fair value in the consolidated balance sheets (see Note 11). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income or loss and included in unrealized gains (losses) on cash flow hedges until the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive income or loss to net income or net loss when the underlying hedged item is recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. See Note 19 for further discussion of the Company’s derivative financial instruments.
Parent Net Investment
Parent net investment represents Old Lionsgate’s historical investment in the Company, the accumulated net earnings (losses) after taxes and the net effect of settled transactions with and allocations from Old Lionsgate. All transactions reflected in parent net investment by Old Lionsgate have been considered as financing activities for purposes of the consolidated statements of cash flows. To conform to the retroactive application of the reverse recapitalization as described above, transactions historically presented as parent net investment have been recast to accumulated deficit in the consolidated balance sheets and the consolidated statements of equity (deficit).
Share-Based Compensation
Certain Company employees participate in the share-based compensation plans sponsored by Old Lionsgate. Old Lionsgate share-based compensation awards granted to employees of the Company consist of stock options, restricted share units and share appreciation rights. As such, following the Studio Separation the awards to Company employees are reflected in common shares within the consolidated statements of equity (deficit) at the time they are expensed. Prior to the Studio Separation, the awards to Company employees were reflected in accumulated deficit (as recast from parent net investment in connection with the reverse recapitalization, see Studio Separation and Business Combination above) within the consolidated statements of equity (deficit) at the time they were expensed. For periods prior to the Studio Separation, the consolidated statements of operations also include an allocation of Old Lionsgate corporate and shared employee share-based compensation expenses.
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 14 for further discussion of the Company’s share-based compensation.
Transfers of Financial Assets
The Company enters into arrangements to sell certain financial assets (i.e., monetize its trade accounts receivables). For a transfer of financial assets to be considered a sale, the asset must be legally isolated from the Company and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the Company’s continuing involvement with the assets transferred and any other relevant

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
considerations. When the true sales criteria are met, the Company derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements with third party purchasers are reflected as cash provided by operating activities in the consolidated statements of cash flows. If the sales criteria are not met, the transfer is considered a secured borrowing and the financial asset remains on the consolidated balance sheets with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the consolidated statements of cash flows. See Note 20 for discussion of the Company’s accounts receivable monetization.
Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2025, 2024 and 2023 is presented below:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lionsgate Studios Corp. shareholders	$(128.5)	$(93.5)	$(0.3)
Recovery (accretion) of redeemable noncontrolling interest	5.0	(11.9)	—
Net loss attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(123.5)	$(105.4)	$(0.3)

Denominator:
Weighted average common shares outstanding	284.6	253.4	253.4
Basic and diluted net loss per common share	$(0.43)	$(0.42)	$0.00

For periods prior to the Studio Separation, basic and diluted net loss per share per share was calculated based on the 253.4 million shares issued to Old Lionsgate at the closing of the Business Combination.
Additionally, for the years ended March 31, 2025, 2024 and 2023, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because they are contingently issuable upon certain vesting criteria that have not been met as of the reporting period.

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)

SEAC Sponsor Options	2.2	—	—

Recent Accounting Pronouncements
Accounting Guidance Adopted in Fiscal 2025
Segment Reporting: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this update expanded disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker (“CODM”) uses reported segment profit or loss information in assessing segment performance and allocating resources. This guidance was effective for the Company beginning with these financial statements issued for the fiscal year ended March 31, 2025, and the Company has applied this guidance to all periods presented (see Note 17).
Accounting Guidance Not Yet Adopted

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires all entities to disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2026. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (Subtopic 220-40), requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The disclosures required under the ASU can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

Business Combinations: In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

2. Business Combination

As discussed in Note 1, on May 13, 2024 (the “Closing Date”) the Company consummated the transactions contemplated by the Business Combination (the “Closing”).

The following table presents the number of Legacy LG Studios Common Shares issued in connection with the Closing:

Number of Legacy LG Studios Common Shares Issued

Shares issued to SEAC public shareholders(1)	7,027,873
Shares issued to SEAC Sponsor and its permitted transferees(2)	2,010,000
Shares issued to PIPE Investors(3)	25,759,430
Additional shares issued (4)	448,127
Total shares issued in Business Combination and related transactions	35,245,430
Shares issued to Old Lionsgate (5)	253,435,794
Total Legacy Lionsgate Studios Common Shares following the Closing of the Business Combination	288,681,224
______________
(1) Reflects 7,027,873 Legacy LG Studios Common Shares issued to holders of Class A ordinary shares of SEAC (the “SEAC Class A Ordinary Shares”) which were subject to possible redemption. This reflects the 75,000,000 SEAC Class A Ordinary Shares outstanding as of March 31, 2024, net of 67,972,127 SEAC Class A Ordinary Shares which were redeemed prior to the Closing for $730.1 million in aggregate at a weighted average redemption price of $10.745 per share.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2) Reflects 2,010,000 Legacy LG Studios Common Shares issued to Eagle Equity Partners V, LLC (the “SEAC Sponsor”) and its permitted transferees in connection with their SEAC Class A Ordinary Shares held after the conversion of their Class B ordinary shares of SEAC (the “SEAC Class B Ordinary Shares”) and repurchase of 16,740,000 SEAC Class B Ordinary Shares pursuant to the Sponsor Securities Repurchase, as described below, prior to the Business Combination. The number of Legacy LG Studios Common Shares issued excludes options issued in the Sponsor Securities Repurchase described below, for the purchase of 2,200,000 Legacy LG Studios Common Shares subject to certain vesting restrictions pursuant to the Sponsor Option Agreement described below.
(3) Reflects 14,141,559 Legacy LG Studios Common Shares issued at a purchase price of $9.63 per share and 11,617,871 Legacy LG Studios Common Shares issued at a purchase price of $10.165 per share, to certain institutional and accredited investors (the “PIPE Investors”) pursuant to subscription agreements as described below. Amounts exclude 1,953,976 PIPE Shares for which Reduction Rights as described below were exercised.
(4) Reflects 254,200 Legacy LG Studios Common Shares issued pursuant to share purchase and/or non-redemption agreements (the “Non-Redemption Agreements”) SEAC and New SEAC entered into with certain investors prior to the Business Combination and 193,927 Legacy LG Studios Common Shares issued to certain PIPE Investors for which Reduction Rights, as described below, were exercised.
(5) Reflects 253,435,794 Legacy LG Studios Common Shares issued to Old Lionsgate through a series of transactions, including an amalgamation of StudioCo and New SEAC, as consideration for the cancellation and exchange of each then issued and outstanding common share, without par value, of StudioCo. Under the recapitalization accounting, these shares are reflected as issued and outstanding as of the beginning of the earliest period presented in the consolidated statements of equity (deficit).
The following table presents and reconciles elements of the Business Combination and related transactions to the consolidated statement of cash flows and the consolidated statement of equity (deficit) for the year ended March 31, 2025 (amounts in millions):

Gross cash proceeds from SEAC trust account, net of redemptions (1)	$75.7
Gross cash proceeds from PIPE Investment, net of Reduction Rights exercised(2)	254.3
Total gross cash proceeds	330.0
Less: SEAC warrant exchange payment (3)	(12.5)
Less: SEAC transaction costs	(20.1)
Less: Legacy Lionsgate Studios transaction costs	(19.2)
Net proceeds from the Business Combination and related equity issuances per the consolidated statement of equity (deficit)	278.2
Add: Transaction costs accrued and not paid, net of transaction costs previously paid	3.5
Net cash proceeds from the Business Combination and related equity issuances per the consolidated statement of cash flows	$281.7
______________
(1) Reflects the remaining $75.7 million in SEAC’s trust account, established at the consummation of SEAC’s initial public offering, after redemptions. As described above, 7,027,873 Legacy LG Studios Common Shares were issued to holders of SEAC Class A Ordinary Shares which were subject to possible redemption and not redeemed prior to the Closing.
(2) Reflects the gross proceeds from the issuance of 25,759,430 Legacy LG Studios Common Shares to PIPE Investors, net of Reduction Rights exercised.
(3) Prior to the Closing, each of the then issued and outstanding whole warrants of SEAC, sold as part of SEAC’s initial public offering (the “SEAC Public Warrants”) was automatically exchanged for $0.50 in cash pursuant to the terms of an amendment to the agreement governing the SEAC Public Warrants. As of the Closing, no SEAC Public Warrants were outstanding.

PIPE Investment

Concurrently with the execution of the Business Combination Agreement, SEAC, New SEAC and Old Lionsgate entered into subscription agreements with PIPE Investors (the “Initial Subscription Agreements”) pursuant to which PIPE Investors agreed to purchase from the Company an aggregate of 18,172,378 Legacy LG Studios Common Shares (the “Initial PIPE Shares”), at a purchase price of $9.63 per share, immediately following the Closing.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the Initial Subscription Agreements, certain PIPE Investors elected to offset their commitment under their Initial Subscription Agreement (the “Reduction Right”) with respect to 1,953,976 PIPE Shares, which reduced the Initial PIPE Shares to 16,218,402 shares. PIPE Investors that exercised Reduction Rights were entitled to purchase from SEAC a fractional share of newly issued SEAC Class A Ordinary Shares at a nominal purchase price for every SEAC Class A Ordinary Share for which it exercised its Reduction Right, and resulted in 193,927 newly issued SEAC Class A Ordinary Shares being issued, which ultimately resulted in 193,927 Legacy LG Studios Common Shares as reflected in the table above.

Prior to the close of the Business Combination, SEAC, New SEAC and Old Lionsgate entered into additional subscription agreements with additional PIPE Investors pursuant to which such PIPE Investors agreed to purchase from the Company an aggregate of 11,617,871 Legacy LG Studios Common Shares at a purchase price of $10.165 per share, immediately following the Closing.

The aggregate gross proceeds from the PIPE Investment received at the Closing was $254.3 million, which amount excludes an aggregate of approximately $20.0 million that remains due from a PIPE Investor that subscribed for 2,076,843 Legacy LG Studios Common Shares pursuant to the Initial Subscription Agreements.

Sponsor Option; Lions Gate Parent Issuance and Sponsor Issuance

In connection with the Business Combination, SEAC repurchased 16,740,000 of the SEAC Class B Ordinary Shares, representing the SEAC Class B Ordinary Shares in excess of 1,800,000 held by the SEAC Sponsor (the “Sponsor Securities Repurchase”), in exchange for an aggregate of $1.00 and 2,200,000 options of SEAC (the “SEAC Sponsor Options”) each of which entitled SEAC Sponsor to purchase one SEAC Class A Ordinary Share at $0.0001 per share, (the “Sponsor Option Agreement”). In connection with the Business Combination, the SEAC Sponsor Options ultimately became options to purchase Legacy LG Studios Common Shares pursuant to the terms of the Sponsor Option Agreement, see Note 14. After the repurchase of the SEAC Class B Ordinary Shares, there were 2,010,000 SEAC Class B Ordinary Shares outstanding (consisting of the 1,800,000 and 210,000 of SEAC Class B Ordinary Shares held by the SEAC Sponsor and the independent directors and advisors, respectively) which automatically converted into SEAC Class A Ordinary Shares and were exchanged for 2,010,000 Legacy LG Studios Common Shares as reflected in the table above. In connection with the Starz Separation, on May 6, 2025, Legacy Lionsgate Studios entered into an amendment to the Sponsor Option Agreement, pursuant to which Lionsgate was made a party to the Sponsor Option Agreement and SEAC Sponsor Options became options to purchase Lionsgate common shares, see Note 22.
Non-Redemption Agreements
In connection with the Business Combination, SEAC and New SEAC entered into non-redemption agreements with certain investors (the “Non-Redemption Investors”), pursuant to which Non-Redemption Investors who met the terms and conditions set forth in the non-redemption agreement were entitled to purchase from SEAC a fractional share of newly issued SEAC Class A Ordinary Shares at a nominal purchase price for every Purchase Commitment Share, as defined in the non-redemption agreement, purchased. As a result, 254,200 newly issued SEAC Class A Ordinary Shares were issued to the Non-Redemption Investors, which ultimately resulted in 254,200 Legacy LG Studios Common Shares as reflected in the table above.
Intercompany Note Repayment
Following the close of the Business Combination, the Company transferred the aggregate transaction proceeds less the SEAC warrant exchange payment and SEAC transaction expenses, in cash to Old Lionsgate in partial repayment of the Intercompany Note, see Note 8.

3. Acquisitions

Acquired Library
On June 5, 2024, the Company invested approximately $35.0 million for a 51% members’ interest in a newly formed limited liability company, CP LG Library Holdings, LLC (“CP LG”), with the Company designated as the managing member of CP LG. CP LG used the funds received from the Company, along with funds invested by the 49% member, to acquire a library of 46 films for approximately $68.6 million. Also on June 5, 2024, the Company entered into a distribution agreement with CP LG to distribute the titles in the acquired library. The purchase included the film library (of which $48.3 million of the purchase price was allocated to investment in film and television programs for the film library), accounts receivable and certain liabilities associated with the film library, most notably participations and residuals liabilities.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company determined that CP LG is a VIE for which it is the primary beneficiary and is consolidated under the applicable accounting guidance as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of CP LG. The Company concluded that the acquired library and related assets and liabilities was not a business and therefore, accounted for the acquisition as an initial consolidation of a VIE that is not a business under the applicable accounting guidance. There was no gain or loss recognized upon initial consolidation of the VIE as the sum of the fair value of the consideration paid and noncontrolling interest equaled the fair value of the net assets on the acquisition date. See Note 12 for the noncontrolling interest recorded related to CP LG.

As of March 31, 2025, the consolidated balance sheet included assets and liabilities of CP LG totaling $63.3 million (which is primarily comprised of investment in film and television programs) and $7.7 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

eOne Acquisition
On December 27, 2023, Old Lionsgate and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $373.1 million. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.
The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023. Revenues and loss before income taxes from eOne for the period from December 27, 2023 through March 31, 2024 amounted to approximately $113.8 million and $4.9 million, respectively. The Company incurred approximately $1.0 million and $9.4 million of acquisition-related costs that were expensed in restructuring and other during the fiscal years ended March 31, 2025 and 2024, respectively.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Allocation of Purchase Consideration. The Company has made an allocation of the purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	293.2
Investment in films and television programs	370.2
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	172.4
Accounts payable and accrued liabilities	(69.3)
Content related payables	(38.8)
Participations and residuals(1)	(202.9)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue (1)	(130.9)
Fair value of net assets acquired	360.2
Goodwill	12.9
Purchase price consideration	$373.1
______________
(1) Includes current and non-current amounts.

The goodwill amount reflected in the table above arises from the opportunity for strengthening the Company’s global distribution infrastructure and enhanced positioning for motion picture and television projects and selling opportunities. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.
Investment in films and television programs includes the fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the fair value of films and television programs in production, pre-production and development. For investment in films and television programs, the fair value was estimated based on forecasted cash flows discounted to present value at a rate commensurate with the risk of the assets. Titles that were released less than three years prior to the acquisition date (December 27, 2023) were valued individually and will be amortized using the individual film forecast method, based on the ratio of current period revenues to management’s estimated remaining total gross revenues to be earned ("ultimate revenue"). Titles released more than three years prior to the acquisition date were valued as part of a library and will be amortized on a straight-line basis over the estimated useful life of 5 years to 10 years.
The intangible assets acquired include trade names with a weighted average estimated useful life of 5 years. The fair value of the trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments.
Other fair value adjustments were made to property and equipment and right-of-use lease assets to reflect the fair value of certain assets upon acquisition.
Deferred taxes, net of any required valuation allowance, were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to film and television programs, other intangible assets, and certain property and equipment, right-of-use lease assets, and other liabilities.
The fair value of eOne's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, participations and residuals, film related obligations and other liabilities were estimated to approximate their book values.
Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrates the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2023. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurred on April 1, 2023, nor is it indicative of future results. The statement of operations information below includes (i) the statement of operations of eOne for the nine months ended December 27, 2023 combined with the Company's statement of operations for the fiscal year ended March 31, 2024 (which includes the operations of eOne since the December 27, 2023 acquisition date).

Year Ended
March 31,
2024
(Amounts in millions)
Revenues	$3,380.0
Net loss attributable to Lionsgate Studios Corp. shareholders	(376.5)
The unaudited pro forma condensed consolidated financial information includes, where applicable, adjustments for (i) reductions in amortization expense from the fair value adjustments to investment in films and television programs, (ii) reduction in amortization expense related to acquired intangible assets, (iii) reduction in depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) increase in interest expense resulting from financing the acquisition with borrowings under the Company's revolving credit facility, (vi) elimination of intercompany activity between eOne and the Company, and (vii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition of eOne on the Company's historical financial information on a supplemental pro forma basis. The unaudited pro forma condensed consolidated statement of operations information does not include adjustments related to integration activities, operating efficiencies or cost savings. In addition, the unaudited pro forma condensed consolidated financial information for the year ended March 31, 2024 includes an impairment of goodwill and trade name of $296.2 million which was reflected in the statement of operations of eOne for the nine months ended December 27, 2023.

The results of operations of eOne were reflected beginning December 27, 2023, in the Motion Picture and Television Production reportable segments of the Company.

4. Investment in Films and Television Programs

The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs is as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$987.3	$992.2
Completed and not released	135.1	225.4
In progress	783.0	644.4
In development	87.2	67.0
Investment in films and television programs, net	$1,992.6	$1,929.0
________________________
(1)At March 31, 2025, the unamortized balance related to completed and not released and in progress theatrical films was $680.9 million.
(2)Production tax credits reduced total investment in films and television programs by $243.6 million and $112.2 million during the years ended March 31, 2025 and 2024, respectively, which resulted in a reduction of direct operating expense related to the amortization of investment in films and television programs cost of approximately $112.0 million and $70.6 million for the years ended March 31, 2025 and 2024, respectively.

At March 31, 2025, acquired film and television libraries have remaining unamortized costs of $235.7 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted average remaining period of approximately 13.3 years (March 31, 2024 - unamortized costs of $223.1 million).

Amortization of investment in film and television programs was $1,642.1 million, $1,347.8 million and $1,649.3 million for the years ended March 31, 2025, 2024 and 2023, respectively, and was included in direct operating expense in the consolidated statements of operations.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes estimated future amortization expense for the Company’s investment in film and television programs as of March 31, 2025:

	Year Ending
	March 31,
	2026	2027	2028
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs	$333.5	$182.1	$146.9
Completed and not released investment in films and television programs	$90.4	n/a	n/a

Impairments. Investment in films and television programs includes write-downs to fair value, which are included in direct operating expense on the consolidated statements of operations, and represented the following amounts by segment for the years ended March 31, 2025, 2024 and 2023:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$19.7	$34.6	$6.2
Television Production	6.7	8.4	4.6
Impairments not included in segment operating results(2):
Included in restructuring and other	7.2	12.8	—
	$33.6	$55.8	$10.8
________________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts disclosed above.
(2)Amounts in fiscal 2025 primarily represent content impairments related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. Amounts in fiscal 2024 represent development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne. See Note 16.

5. Property and Equipment

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Leasehold improvements	$33.9	$34.4
Property and equipment	17.5	18.1
Computer equipment and software	96.6	84.2
	148.0	136.7
Less accumulated depreciation and amortization	(115.1)	(100.6)
	32.9	36.1
Land	1.2	1.2
	$34.1	$37.3

During the fiscal year ended March 31, 2025, depreciation expense amounted to $12.9 million (2024 - $10.3 million; 2023 - $12.2 million).

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Investments
The Company’s investments consisted of the following:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Investments in equity method investees	$68.1	$68.4
Other investments(1)	9.7	6.4
	$77.8	$74.8
______________________
(1)Other investments represents equity investments without readily determinable fair values.

Equity Method Investments:

The Company has investments in various equity method investees with ownership percentages ranging from approximately 6% to 49%. These investments include:

Spyglass. Spyglass is a global premium content company, focused on developing, producing, financing and acquiring motion pictures and television programming across all platforms for worldwide audiences. On April 17, 2025, the Company sold its equity method ownership interest in Spyglass. See Note 22 for further information.

STARZPLAY Arabia. STARZPLAY Arabia (Playco Holdings Limited) offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa. On October 17, 2022, the Company sold a portion of its ownership interest in STARZPLAY Arabia and received net proceeds of $43.4 million, and the Company recorded a gain of $43.4 million on the sale which is included in gain on investments in the Company's consolidated statements of operations. Subsequent to the transaction, the Company continues to hold a minority ownership interest in STARZPLAY Arabia.

Roadside Attractions. Roadside Attractions is an independent theatrical distribution company.

Pantelion Films. Pantelion Films is a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S.

42. 42 is a fully integrated management and production company, producing film, television and content, representing actors, writers, directors, comedians, presenters, producers, casting directors and media book rights; with offices in London and Los Angeles.

Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

7. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2023	$393.7	$401.9	$795.6
Acquisition of eOne (see Note 3)	1.0	4.8	5.8
Measurement period adjustments(1)	3.9	5.9	9.8
Balance as of March 31, 2024	$398.6	$412.6	$811.2
Measurement period adjustments(2)	(1.7)	(1.0)	(2.7)
Balance as of March 31, 2025	$396.9	$411.6	$808.5

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
________________________
(1)Fiscal 2024: Measurement period adjustments in fiscal 2024 for the acquisition of eOne reflect an increase to goodwill of $9.8 million resulting from a net decrease in estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of net decreases to accounts receivable and other assets of $11.4 million and $12.4 million, respectively, partially offset by a net increase to investment in films and television programs of $4.0 million, and net decreases to content related payables of $1.9 million, accrued liabilities of $3.8 million, participations and residuals of $1.9 million, and deferred revenue of $2.4 million.
(2)Fiscal 2025: Measurement period adjustments in fiscal 2025 for the acquisition of eOne reflect a decrease to goodwill of $2.7 million resulting from an adjustment to the purchase price related to a settlement of certain working capital items of $12.0 million partially offset by a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of a net decrease to accounts receivable of $5.6 million, a net decrease in investment in films and television programs of $1.6 million, net increases to content related payables of $3.4 million, participations and residuals of $1.0 million, and accrued and other liabilities of $1.9 million, partially offset by a net increase to other assets of $4.2 million.

Intangible Assets
Finite-Lived Intangible Assets. Finite-lived intangible assets consisted of the following:

	March 31, 2025			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships	$31.0	$14.1	$16.9	$31.0	$12.1	$18.9
Trademarks and trade names	7.6	4.0	3.6	7.6	3.0	4.6
Other	23.9	23.6	0.3	23.9	21.7	2.2
	$62.5	$41.7	$20.8	$62.5	$36.8	$25.7

Amortization expense associated with the Company's intangible assets for the fiscal years ended March 31, 2025, 2024, and 2023 was approximately $4.9 million, $5.3 million, and $5.7 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2026 through 2030 is estimated to be approximately $3.3 million, $3.0 million, $3.0 million, $2.7 million, and $2.1 million, respectively.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Debt
Total debt of the Company, excluding film related obligations, was as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Intercompany Revolver(1)	$81.6	$—
Intercompany Note:
LGTV Revolver (2)	—	575.0
LGTV Term Loan A(2)	314.4	399.3
LGTV Term Loan B(2)	—	819.2
eOne IP Credit Facility	323.0	—
LG IP Credit Facility	978.8	—
Total corporate debt	1,697.8	1,793.5
Unamortized debt issuance costs	(24.8)	(10.2)
Total debt, net	1,673.0	1,783.3
Less current portion	(215.6)	(860.3)
Non-current portion of debt	$1,457.4	$923.0
________________________
(1)In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver were repaid in full. See Starz Separation below and Note 22 for further information.
(2)As of March 31, 2024, amounts reflect the balances outstanding under Old Lionsgate’s Credit Agreement (including the revolving credit facility, term loan A and term loan B, together referred to as the “Old Lionsgate Senior Credit Facilities”) prior to the Company’s entry into the Intercompany Note with LGCH described below. In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Note were repaid in full. See Starz Separation below and Note 22 for further information.
The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2025:

	Maturity Date	Year Ending March 31,
Debt Type		2026	2027	2028	2029	2030	Thereafter	Total
		(Amounts in millions)
Intercompany Revolver(1)	—	$81.6	$—	$—	$—	$—	$—	$81.6
Intercompany Note(1):
LGTV Revolver	April 2026	—	—	—	—	—	—	—
LGTV Term Loan A	April 2026	—	314.4	—	—	—	—	314.4
eOne IP Credit Facility	July 2029	34.0	34.0	34.0	34.0	187.0	—	323.0
LG IP Credit Facility	September 2029	100.0	100.0	100.0	100.0	578.8	—	978.8
		$215.6	$448.4	$134.0	$134.0	$765.8	$—	$1,697.8
Less aggregate unamortized debt issuance costs								(24.8)
								$1,673.0
________________________
(1)In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver and Intercompany Note were repaid in full. See Starz Separation below and Note 22 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intercompany Note and Intercompany Revolver

Intercompany Revolver. In connection with the Studio Separation and Business Combination, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned consolidated subsidiary of the Company (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and subsidiary of Old Lionsgate (“LGCH1”), which is not a consolidated subsidiary of Legacy Lionsgate Studios, entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. Amounts advanced by one party were used to repay existing indebtedness owing to the other party thereunder, if any, such that at no time were amounts owed in both directions. The net amount owed under the Intercompany Revolver, at any time, bore interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver were repaid in full. See Starz Separation below and Note 22 for further information.

Intercompany Note. In connection with the Studio Separation and Business Combination, on May 8, 2024, Lions Gate Capital Holdings LLC, a Delaware limited liability company and subsidiary of Old Lionsgate (“LGCH”), which is not a consolidated subsidiary of Legacy Lionsgate Studios, as lender, entered into an intercompany note and assumption agreement (the “Intercompany Note”) with Lions Gate Television Inc., a Delaware corporation and wholly owned consolidated subsidiary of the Company (“LGTV”), as borrower and assuming party.

Pursuant to the Intercompany Note, LGTV was able to borrow up to $1.1 billion from LGCH on a revolving basis (the “LGTV Revolver”). LGTV also assumed balances of $399.3 million in term A loans (“LGTV Term Loan A”) and $819.2 million in term B loans (“LGTV Term Loan B” and together with the LGTV Revolver and the LGTV Term Loan A, the “LGTV Loans”). Assumed balances of the LGTV Term Loan A and LGTV Term Loan B reflected the outstanding balances of Old Lionsgate’s term loan A and term loan B under the credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”). The terms of the Intercompany Note provide that the outstanding obligations and debt service requirements (principal and interest payments) of the Company remain substantially similar to the amounts and terms reflected in historical periods prior to the Studio Separation. In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Note were repaid in full. See Starz Separation below and Note 22 for further information.

LGTV Revolver Availability of Funds & Commitment Fee. The Company’s borrowing capacity under the LGTV Revolver was $1.1 billion, and as of March 31, 2025 there was $1.1 billion available thereunder. LGTV was required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on Old Lionsgate’s achievement of certain leverage ratios, as defined in the Old Lionsgate Credit Agreement.
Maturity Date:
•LGTV Revolver & LGTV Term Loan A: April 6, 2026. See Starz Separation below.
•LGTV Term Loan B: In November 2024, the Company paid in full the LGTV Term Loan B which was due March 24, 2025. See the "Other Debt Transactions" section below.
Interest:
•LGTV Revolver & LGTV Term Loan A: The LGTV Revolver and LGTV Term Loan A bore interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero. The margin was subject to potential increases of up to 50 basis points (two increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Old Lionsgate Credit Agreement (effective interest rate of 6.17% as of March 31, 2025, before the impact of interest rate swaps, see Note 19 for interest rate swaps).
•LGTV Term Loan B: The LGTV Term Loan B bore interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin).
Required Principal Payments:
•LGTV Term Loan A: Principal payments were required in an amount equal to LGTV’s pro rata share (as determined by LGCH in its reasonable discretion) of the principal payments due and payable under the Old Lionsgate Credit Agreement. The Old Lionsgate Credit Agreement required quarterly principal payments, at quarterly rates of 1.75% and increasing to 2.50% beginning September 30, 2024 through March 31, 2026, with the balance payable at maturity.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The LGTV Term Loan A also required mandatory prepayments in the event LGCH is required to make a mandatory repayment pursuant to the terms of the Old Lionsgate Credit Agreement. The Old Lionsgate Credit Agreement required repayment in connection with certain asset sales, subject to certain significant exceptions.
Optional Prepayment:
•LGTV Revolver & LGTV Term Loan A: The Company may voluntarily prepay the LGTV Loans at any time without premium or penalty.

Guarantee and Security Matters. The Company and certain of its subsidiaries were guarantors under the Old Lionsgate Senior Credit Facilities. The Old Lionsgate Senior Credit Facilities were secured by a security interest in substantially all of the assets of Old Lionsgate and the Guarantors (as defined in the Old Lionsgate Credit Agreement), subject to certain exceptions. The Intercompany Note and the Intercompany Revolver are not secured obligations of the obligors thereunder. In the event the Company and its subsidiaries that are Guarantors cease to be Guarantors under the Old Lionsgate Senior Credit Facilities, LGCH had the right to cause the Company and such subsidiaries to take actions to become guarantors under the Intercompany Note and provide security over property or assets previously pledged under the Old Lionsgate Senior Credit Facilities.

Covenants. The Intercompany Note contained representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings. In addition, the Intercompany Note required the Company observe and perform each of the covenants set forth in the Old Lionsgate Credit Agreement which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Old Lionsgate Credit Agreement and were tested quarterly by Old Lionsgate. These covenants and ratios are applicable to and computed for the applicable entities pursuant to the Old Lionsgate Credit Agreement, which includes Old Lionsgate subsidiaries which are not part of the Company. As of March 31, 2025, the Company and Old Lionsgate were in compliance with all applicable covenants.

Sale Transaction or Change of Control. LGTV was required to prepay the LGTV Loans immediately prior to or simultaneously with the closing of any Sale Transaction or Change of Control, as defined in the Intercompany Note.

Starz Separation. In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Credit Agreement, were repaid in full and all commitments thereunder were terminated. See Note 22.

On May 6, 2025, all outstanding obligations in respect of principal, interest and fees were repaid in full and all commitments were terminated under each of (i) Intercompany Revolver and (ii) the Intercompany Note.
eOne IP Credit Facility. In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility is subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.57% as of March 31, 2025, before the impact of interest rate swaps, see Note 19 for interest rate swaps). The eOne IP Credit Facility matures on July 3, 2029.
LG IP Credit Facility. In September 2024, certain subsidiaries of the Company entered into a $455.0 million senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million, and in March 2025, the Company closed an amendment which increased the maximum principal amount of the LG IP Credit Facility to $1.0 billion, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of March 31, 2025, the LG IP Credit Facility is subject to quarterly required principal payments of $25.0 million, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.57% as of March 31, 2025, before the impact of interest rate swaps, see Note 19 for interest rate swaps). The LG IP Credit Facility matures on September 30, 2029.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capacity to Pay Dividends
At March 31, 2025, the capacity to pay dividends significantly exceeded the amount of the Company’s accumulated deficit or net loss, and therefore the Company’s net loss of $126.9 million and accumulated deficit of $1,418.2 million were deemed free of restrictions from paying dividends at March 31, 2025.
Lionsgate Exchange Notes and Existing Notes:

On May 8, 2024, LGCH1, an indirect, wholly-owned subsidiary of Old Lionsgate, which is not a consolidated subsidiary of Legacy Lionsgate Studios, issued $389.9 million aggregate principal amount of 5.5% senior notes due 2029 (the “Exchange Notes”) in exchange for an equivalent amount of Old Lionsgate’s existing 5.5% senior notes due 2029 (the “Existing Notes”). The Exchange Notes initially bear interest at 5.5% annually and mature April 15, 2029, with the interest rate increasing to 6.0% and the maturity date extending to April 15, 2030 effective upon Lionsgate’s completion of the separation of the Starz Business from the Studio Business.

The Exchange Notes and Existing Notes and related interest expense are not reflected in the Company’s consolidated financial statements. The Company and certain of its subsidiaries are guarantors under the Exchange Notes and the Existing Notes. Upon completion of the Starz Separation, the Exchange Notes became obligations of Lionsgate, see Note 22.

The outstanding principal balance of the Exchange Notes and Existing Notes totaled $715.0 million at March 31, 2025 and March 31, 2024.

As of March 31, 2025, Old Lionsgate was in compliance with all applicable covenants with respect to the Exchange Notes and the Existing Notes.

Other Debt Transactions

Fiscal 2025:

LGTV Term Loan A and LGTV Term Loan B Prepayment. In May 2024, the Company used the proceeds from the equity issuance associated with the Business Combination (Note 2) to prepay $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B, together with accrued and unpaid interest thereon.

In September 2024, the Company used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the LGTV Term Loan B, together with accrued and unpaid interest thereon.

In November 2024, the Company used the proceeds from the increase in the LG IP Credit Facility to pay in full the remaining $250.0 million principal amount of the LGTV Term Loan B, together with accrued and unpaid interest thereon.

Fiscal 2023:

LGTV Term Loan A Prepayment. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the LGTV Term Loan A due March 22, 2023 of $193.6 million, together with accrued and unpaid interest.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss on Extinguishment of Debt
During the fiscal years ended March 31, 2025, 2024, and 2023, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below.

	Year Ended March 31,
	2025	2024	2023
	(Amounts in millions)
Loss on Extinguishment of Debt:
Term Loan A and Term Loan B repayment(1)	$(1.8)	$—	$(1.3)
Production loan prepayment(2)	—	(1.3)	—
	$(1.8)	$(1.3)	$(1.3)
________________________
(1)See LGTV Term Loan A and LGTV Term Loan B Prepayment above.
(2)Represents issuance costs written off in connection with the early prepayment of certain production loans (see Note 9).
9. Film Related Obligations

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Film related obligations:
Production Loans	$1,395.4	$1,292.2
Production Tax Credit Facility	280.0	260.0
Backlog Facility and Other	238.9	287.3
Film Library Facility	75.9	109.9
Total film related obligations	1,990.2	1,949.4
Unamortized issuance costs	(7.1)	(11.4)
Total film related obligations, net	1,983.1	1,938.0
Less current portion	(1,617.8)	(1,393.1)
Total non-current film related obligations	$365.3	$544.9

The following table sets forth future annual repayment of film related obligations as of March 31, 2025:

	Year Ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
	(Amounts in millions)
Production Loans	$1,395.4	$—	$—	$—	$—	$—	$1,395.4
Production Tax Credit Facility	—	—	280.0	—	—	—	280.0
Backlog Facility and Other	185.1	—	53.8	—	—	—	238.9
Film Library Facility(1)	37.3	38.6	—	—	—	—	75.9
	$1,617.8	$38.6	$333.8	$—	$—	$—	$1,990.2
Less unamortized issuance costs							(7.1)
							$1,983.1
________________________
(1)Repayment dates are based on the projected future cash flows generated from the exploitation of the rights, subject to a minimum guaranteed payment amount, as applicable (see further information below).

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.66% (before the impact of interest rate swaps, see Note 19 for interest rate swaps). Production loans amounting to $1,254.8 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $140.6 million are unsecured.
Production Tax Credit Facility. In January 2021, as amended in February 2025, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables.
As of March 31, 2025, the maximum principal amount of the Production Tax Credit Facility was $280.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of March 31, 2025, tax credit receivables amounting to $357.8 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 5.92% at March 31, 2025). The Production Tax Credit Facility matures on January 27, 2028. As of March 31, 2025, there were no amounts available under the Production Tax Credit Facility. In May 2025, the Company entered into an amendment to the Production Tax Credit Facility which increased the maximum principal amount to $380.0 million, see Note 22.
Film Library Facility. In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “Film Library Facility”) based on and secured by the collateral consisting solely of certain of the Company’s rights in certain acquired library titles. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the Film Library Facility subject to cumulative minimum guaranteed payment amounts as set forth below:

Cumulative Period From September 29, 2022 Through:	Cumulative Minimum Guaranteed Payment Amounts	Payment Due Date
	(in millions)
September 30, 2025	$91.1	November 14, 2025
September 30, 2026	$121.4	November 14, 2026
July 30, 2027	$161.9	July 30, 2027

Advances under the Film Library Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 6.74% at March 31, 2025). The Film Library Facility matures on July 30, 2027.

Backlog Facility and Other:

Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. As of March 31, 2025, the maximum principal amount of the Backlog Facility was $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 5.57% at March 31, 2025). In May 2025, the Company entered into an amendment to the Backlog Facility, such that the maximum principal amount of the Backlog Facility was decreased to $150.0 million, and the Backlog Facility revolving period ends on May 30, 2025, at which point cash collections from the underlying collateral is used to repay the facility (see Note 22). The Backlog Facility revolving period ends on May

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years, 90 days after the revolving period ends, currently August 28, 2027. As of March 31, 2025, there was $135.7 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2024 - $175.0 million outstanding).

Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2025, there was $103.2 million outstanding (March 31, 2024 - $112.3 million outstanding,) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 5.88%, with contractual repayment dates in July 2025 and October 2025. As of March 31, 2025, accounts receivable amounting to $36.2 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at March 31, 2025 amounting to $86.1 million represented collateral related to the "other" loans.
Old Lionsgate Film Related Obligations

The Company is a guarantor under certain film related obligations of the Starz Business of Old Lionsgate with an outstanding principal balance of $90.9 million and nil at March 31, 2025 and 2024, respectively, with contractual maturity dates in April 2025.

10. Leases

The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to approximately 12.25 years.

The components of lease cost were as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Operating lease cost(1)	$66.5	$48.7	$35.3
Short-term lease cost(2)	161.2	96.2	145.0
Variable lease cost(3)	4.3	3.0	2.8
Total lease cost	$232.0	$147.9	$183.1
___________________
(1)Operating lease cost amounts primarily represent the amortization of right-of-use assets and are included in the “other non-cash items” line of the consolidated statements of cash flows. Amounts include costs capitalized during the period for leased assets used in the production of film and television programs.
(2)Short-term lease cost primarily consists of leases of facilities and equipment associated with film and television productions and are capitalized when incurred.
(3)Variable lease cost primarily consists of insurance, taxes, maintenance and other operating costs.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	March 31, 2025	March 31, 2024
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$294.1	344.3

Lease liabilities (current)	Other accrued liabilities	$44.0	44.4
Lease liabilities (non-current)	Other liabilities - non-current	290.7	329.7
		$334.7	$374.1

	March 31, 2025	March 31, 2024
Weighted average remaining lease term (in years):
Operating leases	9.0	9.4
Weighted average discount rate:
Operating leases	5.54%	5.37%

The expected future payments relating to the Company's lease liabilities at March 31, 2025 are as follows:

Operating Leases
(Amounts in millions)
Year ending March 31,
2026	$56.2
2027	51.0
2028	49.0
2029	46.5
2030	39.3
Thereafter	186.0
Total lease payments	428.0
Less imputed interest	(93.3)
Total	$334.7

As of March 31, 2025, the Company has entered into certain leases that have not yet commenced primarily related to studio facilities, for which construction related to those leases has not yet been completed. The leases are for terms up to 12.25 years, commencing upon completion of construction (currently expected to be ranging from calendar years 2025 to 2026). The leases include an option to extend the initial term for an additional 10 years to 12 years. The total minimum lease payments under these leases in aggregate are approximately $245.0 million.

11. Fair Value Measurements

Fair Value

Accounting guidance and standards about fair value define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Fair Value Hierarchy

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance and standards establish three levels of inputs that may be used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2025 and 2024:

	March 31, 2025			March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 19)	$—	$1.8	$1.8	$—	$—	$—
Interest rate swaps (see Note 19)	—	—	—	—	35.6	35.6

Liabilities:
Forward exchange contracts (see Note 19)	—	—	—	—	(2.8)	(2.8)
Interest rate swaps (see Note 19)	—	(3.1)	(3.1)	—	—	—

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Intercompany Revolver	$81.6	$81.6	$—	$—
LGTV Revolver	—	—	569.9	575.0
LGTV Term Loan A	313.4	312.9	396.6	397.3
LGTV Term Loan B	—	—	816.9	818.1
eOne IP Credit Facility	317.6	323.0	—	—
LG IP Credit Facility	962.9	978.8	—	—
Production Loans	1,394.1	1,395.4	1,286.2	1,292.2
Production Tax Credit Facility	276.2	280.0	258.7	260.0
Backlog Facility and Other	238.4	238.9	285.4	287.3
Film Library Facility	74.4	75.9	107.6	109.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, and other liabilities. The carrying values of these financial instruments approximated the fair values at March 31, 2025 and 2024.

12. Noncontrolling Interests
Redeemable Noncontrolling Interests

Redeemable noncontrolling interests (included in temporary equity on the consolidated balance sheets) primarily relate to 3 Arts Entertainment and Pilgrim Media Group (prior to the acquisition of additional interest in July 2024), as further described below.

Redeemable noncontrolling interests are measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date less the amount attributed to unamortized noncontrolling interest discount if applicable, or (ii) the historical value resulting from the original acquisition date value plus or minus any earnings or loss attribution, plus the amount of amortized noncontrolling interest discount, less the amount of cash distributions that are not accounted for as compensation, if any. The amount of the redemption value in excess of the historical values of the noncontrolling interest, if any, is recognized as an increase to redeemable noncontrolling interest and a charge to retained earnings or accumulated deficit.

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Beginning balance	$123.3	$343.6	$321.2
Net loss attributable to redeemable noncontrolling interests	(1.7)	(14.9)	(9.2)
Noncontrolling interests discount accretion	—	—	13.2
Adjustments to redemption value	(5.0)	83.4	78.4
Other(1)	—	(93.2)	1.7
Cash contributions (distributions)	0.5	(1.0)	(6.6)
Purchase of noncontrolling interest	(23.4)	(194.6)	(55.1)
Ending balance	$93.7	$123.3	$343.6
________________
(1) In fiscal 2024, amounts represent the reclassification of a portion of the 3 Arts Entertainment redeemable noncontrolling interest from mezzanine equity to a liability, as further described below.

3 Arts Entertainment:

Accounting Prior to Acquisition of Additional Interest in January 2024. As of March 31, 2023, the Company had a redeemable noncontrolling interest representing 49% of 3 Arts Entertainment. The noncontrolling interest was subject to put and call options at fair value that were exercisable during the year ended March 31, 2024. The put and call options were determined to be embedded in the noncontrolling interest, and because the put rights were outside the control of the Company, the noncontrolling interest holder's interest prior to the modification discussed below was included in redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

The noncontrolling interest holders are employees of 3 Arts Entertainment. Pursuant to the various 3 Arts Entertainment acquisition and related agreements, a portion of the noncontrolling interest holders' participation in the put and call proceeds was based on the noncontrolling interest holders' performance during the period. Further, if the employment of a noncontrolling interest holder is terminated, under certain circumstances, their participation in distributions cease and the put and call value was discounted from the fair value of their equity ownership percentage. Accordingly, earned distributions were accounted for

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as compensation and were being expensed within general and administrative expense as incurred. Additionally, the amount of the put and call proceeds subject to the discount was accounted for as compensation, and amortized within general and administrative expense and reflected as an addition to redeemable noncontrolling interest over the vesting period which ended in November 2022.

A portion of the purchase price of the controlling interest in 3 Arts Entertainment, up to $38.3 million, was recoupable for a five-year period commencing on the acquisition date of May 29, 2018, contingent upon the continued employment of certain employees, or the achievement of certain EBITDA targets, as defined in the 3 Arts Entertainment acquisition and related agreements. Accordingly, $38.3 million was initially recorded as a deferred compensation arrangement within other current and non-current assets and was amortized in general and administrative expenses over the five-year period ended May 29, 2023.

Acquisition of Additional Interest. On January 2, 2024, the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for $194.1 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights under the previous arrangement by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027.

The purchase of the additional 25% interest in 3 Arts Entertainment for $194.1 million was recorded as a reduction of noncontrolling interest which had previously been adjusted to its redemption value, which equaled fair value. At the completion of the purchase, a portion of the noncontrolling interest continued to be considered compensatory, as it was subject to forfeiture provisions upon termination of employment under certain circumstances, and the remaining portion represented the noncontrolling interest holders' fully vested equity interest. Under the new arrangement, the holders' right to sell their interest to the Company, and the Company's right to purchase the noncontrolling interest, are based on a formula-based amount (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above were based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is now considered a liability award, and as a result, during the fourth quarter of fiscal 2024, approximately $93.2 million was reclassified from mezzanine equity to a liability, and is reflected in "other liabilities - non-current" in the consolidated balance sheet at March 31, 2024. In addition, because the new arrangement represented a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million in the year ended March 31, 2024, representing the excess of the fair value of the modified award over amounts previously expensed. This incremental expense was reflected in "restructuring and other" in the consolidated statements of operations, and as a reduction of accumulated deficit in shareholders' equity, reflected in the "redeemable noncontrolling interests adjustments" line item in the consolidated statements of equity (deficit).

The redeemable noncontrolling interest balance related to 3 Arts Entertainment reflects the fully vested equity portion of the noncontrolling interest, which remains classified as redeemable noncontrolling interest outside of shareholders’ equity on the Company's consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. Subsequent to the January 2024 transactions noted above, changes in the carrying value of the redeemable noncontrolling interest are reflected in the calculation of basic and diluted net income or loss per common share attributable to Legacy Lionsgate Studios Corp. shareholders, if dilutive, or to the extent the adjustments represent recoveries of amounts previously reflected in the computation of basic and diluted net income or loss per common share attributable to Legacy Lionsgate Studios Corp. shareholders (see Note 1).
The liability component of the noncontrolling interest is reflected at its estimated redemption value, with any changes in estimated redemption value recognized as a charge or benefit in general and administrative expense in the consolidated statements of operations over the vesting period (i.e., the period from January 2, 2024 to the sale or purchase right date in January 2027). Earned distributions continue to be accounted for as compensation since such amounts are allocated to the holders based on performance, and are being expensed within general and administrative expense as incurred.

Pilgrim Media Group:

Accounting Prior to Acquisition of Additional Interest in July 2024.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2022, the Company had a redeemable noncontrolling interest representing 37.5% of Pilgrim Media Group. The noncontrolling interest was subject to put and call options, such that the noncontrolling interest holder had a right to put and the Company had a right to call a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group, at fair value, exercisable for thirty (30) days beginning November 12, 2022. On November 14, 2022 the noncontrolling interest holder exercised the right to put a portion of the noncontrolling interest, equal to 25% of Pilgrim Media Group. In February 2023, the Company paid $36.5 million as settlement of the exercised put option, and recorded a reduction to redeemable noncontrolling interest of $55.1 million representing the carrying value of the noncontrolling interest purchased, with the difference between the carrying value of the noncontrolling interest purchased and the cash paid for the settlement of the put recorded as a reduction to accumulated deficit of $18.6 million. The noncontrolling interest holder had a right to put and the Company had a right to call the remaining amount of noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended. Prior to the Company's acquisition of the remaining interest discussed below, the noncontrolling interest was presented as a redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets, due to put and call options which were determined to be embedded in the noncontrolling interest, and because the put rights were outside the control of the Company.

Acquisition of Additional Interest. In July 2024, the Company acquired the noncontrolling interest holder’s remaining 12.5% of Pilgrim Media Group for approximately $13.5 million, and recorded a reduction to redeemable noncontrolling interest of $23.4 million, representing the carrying value of the noncontrolling interest purchased, with the difference between the carrying value of the noncontrolling interest purchased and the cash paid for the remaining interest recorded as a reduction to accumulated deficit of $9.9 million.

Other:

The Company has other immaterial redeemable noncontrolling interests.

Non-Redeemable Noncontrolling Interests

Other:

In connection with the Company's investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million ($27.3 million at March 31, 2025). See Note 3 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

13. Revenue

Revenue by Segment, Market or Product Line

The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2025, 2024, and 2023. The Motion Picture and Television Production segments include the revenues of eOne from the acquisition date of December 27, 2023 (see Note 3).

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$154.1	$226.5	$120.7
Home Entertainment
Digital Media	598.2	652.3	527.5
Packaged Media	60.0	84.0	70.5
Total Home Entertainment	658.2	736.3	598.0
Television	347.3	274.4	217.8
International	401.5	391.0	365.0
Other	28.6	28.1	22.2
Total Motion Picture revenues(1)	1,589.7	1,656.3	1,323.7

Television Production
Television	1,069.4	788.5	1,144.3
International	248.2	228.8	277.7
Home Entertainment
Digital Media	184.0	240.6	241.7
Packaged Media	4.1	2.0	3.3
Total Home Entertainment	188.1	242.6	245.0
Other	100.1	70.2	93.1
Total Television Production revenues(2)	1,605.8	1,330.1	1,760.1

Total revenues	$3,195.5	$2,986.4	$3,083.8
________________
(1)Total Motion Picture revenues for the fiscal years ended March 31, 2025, 2024, and 2023 includes $203.3 million, $128.2 million, and $44.2 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Total Television Production revenues for the fiscal years ended March 31, 2025, 2024, and 2023 includes $416.4 million, $417.7 million, and $731.3 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2025 are as follows:

	Year Ending March 31,
	2026	2027	2028	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$935.0	$376.3	$128.7	$50.7	$1,490.7
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues of $269.7 million, including variable and fixed fee arrangements, were recognized during the fiscal year ended March 31, 2025, from performance obligations satisfied prior to March 31, 2024. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the consolidated balance sheets or Note 20 for accounts receivable, contract assets and deferred revenue balances at March 31, 2025 and 2024.
Accounts Receivable. Accounts receivable are presented net of estimated credit losses. The Company estimates credit losses for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records an allowance for estimated credit losses expected over the lifetime of the receivables in direct operating expense.

The Company performs ongoing credit evaluations and monitors its credit exposure through active review of customers' financial condition, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The Company generally does not require collateral for its trade accounts receivable.

Changes in the allowance for accounts receivable consisted of the following:

	March 31, 2024	Recoveries	Other(1)	Uncollectible accounts written-off	March 31, 2025
	(Amounts in millions)
Provision for credit losses	$6.4	$(2.1)	$2.5	$(1.2)	$5.6
_____________
(1) Represents a measurement period adjustment to the fair value of accounts receivable acquired in the acquisition of eOne (see Note 3).

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers’ audit rights to expire. See Note 20 for contract assets at March 31, 2025 and 2024.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of March 31, 2025 increased as compared to March 31, 2024 due to the receipt of customers’ payments for certain motion pictures and television programs prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the motion pictures and television programs, and the start of the customers’ exploitation rights). The change in deferred revenue was also impacted by the industry strikes which has affected the timing of content deliveries. Revenues of $151.8 million were recognized during the fiscal year ended March 31, 2025, related to the balance of deferred revenue at March 31, 2024.

14. Capital Stock

(a) Common Shares

The Company has an unlimited number of authorized shares following the closing of the Business Combination and at March 31, 2025. As of March 31, 2025, common shares reserved for future issuance include SEAC Sponsor Options described below.
As of March 31, 2024 and prior to the Business Combination, the Company was wholly-owned by Old Lionsgate.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See Note 22 for a discussion of the Starz Separation transaction and the LG Studios Flip.

(b) SEAC Sponsor Options

In connection with the Business Combination, 2,200,000 SEAC Sponsor Options to receive Legacy LG Studios Common Shares pursuant to the Sponsor Option Agreement, as described in Note 2, were issued and have an exercise price of $0.0001 per share. The SEAC Sponsor Options will become exercisable (i) on or after the date on which the trading price of Legacy LG Studios Common Shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a Change of Control (as defined in the Sponsor Option Agreement) occurs, subject to certain conditions. The SEAC Sponsor Options are not considered compensatory nor were they granted in exchange for a good or service. The SEAC Sponsor Options meet the requirements for equity classification because they are considered to be indexed to Legacy LG Studios Common Shares and are classified in shareholders’ equity. The Company has recorded the SEAC Sponsor Options to equity at closing of the Business Combination in connection with the reverse recapitalization accounting described at Note 2.
In connection with the Starz Separation, Legacy Lionsgate Studios entered into an amendment to Sponsor Option Agreement, pursuant to which Lionsgate was made a party to the Sponsor Option Agreement and SEAC Sponsor Options became options to purchase Lionsgate common shares, see Note 22.

(c) Lionsgate Share-based Compensation

General. As described in Note 1, the Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of the Company receive awards of equity and equity-based compensation pursuant to the existing equity incentive plan of Old Lionsgate, the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Lionsgate Plan”). Such awards are treated as a capital contribution by Old Lionsgate to the Company, and the share-based compensation expenses for such awards will be allocated to the Company.
Prior to the Studio Separation, the consolidated financial statements included an allocation of share-based compensation expense attributable to corporate and shared service functions.
The following disclosures of unit data are based on grants related directly to Company employees and Old Lionsgate corporate and shared employees, and exclude unit data related to employees of the Starz Business.

Stock options are generally granted at exercise prices equal to or exceeding the market price of shares of existing Old Lionsgate common stock at the date of grant. Substantially all stock options vest ratably over one to five years from the grant date based on continuous service and expire seven to ten years from the date of grant. Restricted stock and restricted share units generally vest ratably over one to three years based on continuous service. Old Lionsgate satisfies stock option exercises and vesting of restricted stock and restricted share units with newly issued shares.

The measurement of all share-based awards uses a fair value method and the recognition of the related share-based compensation expense in the consolidated financial statements is recorded over the requisite service period. Further, Old Lionsgate estimates forfeitures for share-based awards that are not expected to vest. As share-based compensation expense allocated to the Company and recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 Share-Based Compensation Expense. The Company recognized the following share-based compensation expense during the fiscal years ended March 31, 2025, 2024, and 2023:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Compensation Expense:
Stock options	$0.8	$1.7	$2.3
Restricted share units and other share-based compensation	27.7	37.7	39.3
Share appreciation rights	0.6	0.4	0.9
Total Legacy Lionsgate Studios employee share-based compensation expense	29.1	39.8	42.5
Corporate allocation of share-based compensation	23.9	15.0	26.7
	53.0	54.8	69.2
Impact of accelerated vesting on equity awards(1)	4.9	7.7	4.2
Total share-based compensation expense	57.9	62.5	73.4
Tax impact(2)	(14.0)	(15.1)	(17.8)
Reduction in net income	$43.9	$47.4	$55.6
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements prior to the Studio Separation.
(2)Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$53.0	$54.8	$69.2
Restructuring and other	4.9	7.7	4.2
	$57.9	$62.5	$73.4

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options

The following table sets forth the stock option, and share appreciation rights (“SARs”) at Old Lionsgate for grants related directly to the Company employees and Old Lionsgate corporate and shared service employees during the fiscal year ended March 31, 2025:

	Stock Options and SARs
	Old Lions Gate Class A Voting Shares				Old Lions Gate Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2024	2.4	$22.96			17.1		$13.92
Granted	—	$—			—	(1)	$7.12
Exercised	—	$—			(0.1)		$5.50
Forfeited or expired	(0.1)	$20.26			(2.2)		$14.64
Outstanding at March 31, 2025	2.3	$23.10	1.51	$0.1	14.8		$13.86	4.22	$0.6
Vested or expected to vest at March 31, 2025	2.3	$23.10	1.51	$0.1	14.8		$13.87	4.21	$0.6
Exercisable at March 31, 2025	2.3	$23.10	1.51	$0.1	14.5		$13.98	4.14	$0.6
_____________________
(1)Represents less than 0.1 million shares.
(2)The intrinsic value is calculated for each in the money stock option and SAR as the difference between the closing price of Old Lionsgate’s common stock on March 31, 2025 and the exercise price.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the fiscal years ended March 31, 2025, 2024, and 2023, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

	Year Ended March 31,
	2025	2024	2023
Weighted average fair value of grants	$3.87	$4.63	$4.56
Weighted average assumptions:
Risk-free interest rate(1)	4.2%	4.3% - 4.5%	2.8% - 3.7%
Expected option lives (in years)(2)	7 years	3.3 - 7 years	3.5 - 7 years
Expected volatility for options(3)	47%	46% - 47%	44%
Expected dividend yield(4)	0%	0%	0%
____________________________
(1)The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of the grant.
(2)The expected term of options granted represents the period of time that options granted are expected to be outstanding.
(3)Expected volatilities are based on implied volatilities from traded options on the Company’s shares, historical volatility of the Company’s shares and other factors.
(4)The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's shares at the date of grant.
The total intrinsic value of options exercised during the fiscal year ended March 31, 2025 was $0.2 million (2024 — $0.2 million, 2023 — $1.1 million).

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fiscal year ended March 31, 2025, less than 0.1 million shares (2024 and 2023— less than 0.1 million shares) were cancelled to fund withholding tax obligations upon exercise of options.

Restricted Share Units

The following table sets forth the restricted share unit and restricted stock activity on grants related directly to Company employees and Old Lionsgate corporate and shared service employees during the fiscal year ended March 31, 2025:

	Restricted Share Units and Restricted Stock
	Old Lions Gate Class A Voting Shares		Old Lions Gate Class B Non-Voting Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2024	0.1	$9.27	9.8	$8.93
Granted	0.1	$8.20	8.2	$7.98
Vested	(0.1)	$9.20	(5.9)	$8.83
Forfeited	—	—	(1.0)	$8.32
Outstanding at March 31, 2025	0.1	$8.39	11.1	$8.17

The fair values of restricted share units and restricted stock are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units and restricted stock on the date of vesting during fiscal year ended March 31, 2025 was $37.9 million (2024 - $39.6 million, 2023 - $29.1 million).

The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2025 related to non-vested stock options and restricted stock and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$0.9	0.7
Restricted Share Units and Restricted Stock	45.1	1.5
Total(1)	$46.0
__________________
(1)Represents remaining unrecognized compensation cost related to the Company’s employees and an allocation of compensation costs for Old Lionsgate corporate and shared service employees.

Under Old Lionsgate’s stock option and long term incentive plans, Old Lionsgate withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units and restricted stock. During the fiscal year ended March 31, 2025, 3.3 million shares (2024 — 3.0 million shares, 2023—1.5 million) were withheld upon the vesting of restricted share units and restricted stock.
Prior to the Starz Separation, Old Lionsgate, and hence, the Company, became entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax deficiencies of $2.4 million associated with its equity awards in its tax provision for the fiscal year ended March 31, 2025 (2024 — deficiencies of $7.4 million, 2023 — benefits of $8.7 million).

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the fiscal year ended March 31, 2025, Old Lionsgate granted the equivalent of $2.3 million (2024 - $2.3 million, 2023 - $2.3 million) in shares to certain Company employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2025, Old Lionsgate issued 0.3 million shares (2024 - 0.2 million shares, 2023 - 0.3 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

15. Income Taxes
The components of pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2025	2024	2023
	(Amounts in millions)
United States	$(139.3)	$(143.8)	$(33.5)
International	26.9	71.1	38.9
	$(112.4)	$(72.7)	$5.4

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2025	2024	2023
Current provision (benefit):	(Amounts in millions)
Federal	$3.1	$20.4	$3.2
States	2.7	5.6	(0.5)
International	11.1	12.6	10.0
Total current provision	$16.9	$38.6	$12.7
Deferred provision (benefit):
Federal	$1.6	$(3.4)	$0.4
States	(4.0)	0.3	(0.1)
International	—	(1.3)	1.3
Total deferred provision (benefit)	(2.4)	(4.4)	1.6
Total provision for income taxes	$14.5	$34.2	$14.3

Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. federal statutory income tax rate of 21% in its reconciliation of the statutory rate to its reported income tax provision (benefit). The Company's income tax provision differs from the U.S. federal statutory rate multiplied by pretax income (loss) due to the mix of the Company’s pretax income (loss) generated across the various jurisdictions in which it operates, changes in the valuation allowance against deferred tax assets, and certain minimum taxes and foreign withholding taxes.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The differences between income taxes expected at U.S. federal statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2025	2024	2023
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$(23.9)	$(15.3)	$1.1
Foreign operations subject to different income tax rates	6.9	6.8	5.0
State income tax	(1.5)	5.9	(0.6)
Remeasurements of originating deferred tax assets and liabilities	(283.4)	4.7	(4.7)
Permanent differences	2.1	0.1	2.1
Nondeductible share based compensation	4.5	1.2	1.8
Nondeductible officers compensation	4.2	7.7	9.8
Non-controlling interest in partnerships	2.8	18.6	1.8
Foreign derived intangible income	—	(2.4)	(1.4)
Other	0.1	2.7	1.7
Changes in valuation allowance	302.7	4.2	(2.3)
Total provision for income taxes	$14.5	$34.2	$14.3

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$395.3	$241.9
Foreign tax credits	36.6	—
Intangible assets	—	9.5
Accrued compensation	34.8	42.9
Operating leases- liabilities	76.3	83.5
Other assets	45.8	50.7
Reserves	19.1	21.1
Interest	180.3	68.0
Total deferred tax assets	788.2	517.6
Valuation allowance	(686.6)	(341.6)
Deferred tax assets, net of valuation allowance	101.6	176.0
Deferred tax liabilities:
Intangible assets	(2.0)	—
Investment in film and television programs	(13.2)	(56.9)
Unrealized gains on derivative contracts	(25.4)	(32.9)
Operating leases - assets	(68.2)	(78.2)
Other	(4.1)	(21.7)
Total deferred tax liabilities	(112.9)	(189.7)

Net deferred tax liabilities	$(11.3)	$(13.7)

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. federal, state, foreign net operating loss carryforwards (“NOLs”), U.S. foreign tax credit carryforwards and carryforwards of U.S. federal and state interest expenses limited in their deduction under the Internal Revenue Code and similar state statutes. In its assessment, the Company has concluded there to be sufficient uncertainty regarding the future realization of these deferred tax assets.

The table below presents the changes in the deferred tax valuation allowances:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Beginning balance	$341.6	$152.2	$362.8
Changes in valuation allowance	302.7	4.2	(2.3)
Other (1)	42.3	185.2	(208.3)
Ending balance	$686.6	$341.6	$152.2
_______________
(1)Valuation allowance adjustments recorded in other comprehensive income are primarily associated with hedging activity. Amounts for the year ended March 31, 2025 and March 31, 2024 also include opening balances of $23.0 million and $187.0 million, respectively, due to the acquisition of eOne on December 27, 2023.

Following the Business Combination, certain tax attributes were statutorily allocated from Old Lionsgate to the legal entities comprising the Studio Business. As of March 31, 2025, the Company has U.S. federal NOLs of approximately $1,067.4 million available to reduce future U.S. federal income taxes, certain of which expire beginning in 2037 through 2038. As of March 31, 2025, the Company had state NOLs of approximately $817.7 million available to reduce future state income taxes which expire in varying amounts beginning in 2026. As of March 31, 2025, the Company had Canadian NOLs of approximately $324.1 million which will expire beginning in 2030. As of March 31, 2025, the Company had Spanish NOLs of $95.6 million which will expire beginning in 2036. As of March 31, 2025 the Company had U.K. NOLs of approximately $64.9 million with no expiration. As of March 31, 2025, the Company had other foreign jurisdiction NOLs of $13.6 million which will expire beginning in 2028. In addition, as of March 31, 2025, the Company had U.S federal credit carryforwards related to foreign taxes paid of approximately $36.6 million to offset future U.S. federal income taxes that will expire beginning in 2026.

The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as "other liabilities" in the consolidated balance sheets. As of March 31, 2025 and 2024, the total amount of gross unrecognized tax benefits, exclusive of interest and penalties, was $0.4 million and $0.4 million, respectively, which, if recognized, would favorably impact the Company's effective tax rate. The aggregate changes in the Company's gross amount of unrecognized tax benefits, exclusive of interest and penalties, are summarized as follows:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in millions
Gross unrecognized tax benefits at March 31, 2022	$1.0
Increases related to current year tax position	—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	(0.7)
Gross unrecognized tax benefits at March 31, 2023	0.3
Increases related to current year tax position	—
Increases related to prior year tax positions	5.3
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	(0.3)
Gross unrecognized tax benefits at March 31, 2024	5.3
Increases related to current year tax position	—
Increases related to prior year tax positions	5.6
Decreases related to prior year tax positions	(2.0)
Settlements	—
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2025	$8.1

The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision. For the years ended March 31, 2025, 2024 and 2023, the Company recognized insignificant amounts of interest and penalties related to uncertain tax positions. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.8 million in the next twelve months.

The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward and make adjustments up to the amount of the NOLs. While the Company is in various stages of inquiry and examination with certain taxing authorities and believes that its tax positions will more likely than not be sustained, it is nonetheless possible that future obligations related to these matters could arise. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from an examination.
16. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. During the fiscal years ended March 31, 2025, 2024, and 2023 the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the fiscal years ended March 31, 2025, 2024, and 2023:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2025	2024	2023

Restructuring and other:
Content and other impairments(1)	$26.1	$12.8	$5.9
Severance(2)	37.0	35.2	15.0
Transaction and other costs(3)	39.5	84.9	6.3
Total Restructuring and Other	102.6	132.9	27.2

Other unusual charges not included in restructuring and other or the Company’s operating segments:
Content charges included in direct operating expense(4)	—	1.5	8.1
COVID-19 related benefit included in direct operating expense(5)	(2.1)	(0.9)	(8.9)
Unallocated rent cost included in direct operating expense(6)	18.6	—	—
Total restructuring and other and other unusual charges not included in restructuring and other	$119.1	$133.5	$26.4
_______________________
(1)Amounts in the fiscal year ended March 31, 2025 include content impairments of $7.7 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. Amounts in the fiscal year ended March 31, 2025 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne. Amounts in the fiscal year ended March 31, 2024 include $12.8 million of development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne. Amounts in the fiscal year ended March 31, 2023 include an impairment of an operating lease right-of-use asset related to the Studio Business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The lease impairments reflect a decline in market conditions since the inception of the leases impacting potential sublease opportunities, and represents the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying value.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the fiscal year ended March 31, 2025, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.0 million in severance expense was incurred under the voluntary severance program and was recognized in restructuring and other in the fiscal year ended March 31, 2025. In the fiscal year ended March 31, 2024, amounts were due to restructuring activities including integration of the acquisition of eOne, and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the fiscal years ended March 31, 2025, 2024, and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs associated with legal and other matters. In fiscal 2025 and fiscal 2024, amounts include costs associated with the separation of the Starz Business from the Studio Business, and acquisition and integration costs related to the acquisition of eOne. In fiscal 2024, amounts also include $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed (see Note 12 for further information). In addition, transaction and other costs in fiscal 2024 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. In the quarter ended March 31, 2025, the Company recognized a benefit of $3.1 million for insurance recoveries related to the loss. The Company also expects to recover a portion of the loss from the noncontrolling interest holders of this entity.
(4)Amounts represent certain unusual content charges. In the fiscal year ended March 31, 2023, the amounts represent development costs written off as a result of changes in strategy across the Company’s theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. These

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the consolidated statement of operations.
(5)Amounts include incremental costs incurred, if any, due to circumstances associated with the COVID-19 global pandemic, net of recoveries. In the fiscal years ended March 31, 2025, 2024 and 2023, recoveries exceeded the incremental costs expensed in the year, resulting in a net benefit included in direct operating expense. Insurance recoveries in the fiscal years 2025, 2024 and 2023 were $2.1 million, $1.0 million and $8.4 million, respectively. The fiscal 2023 benefit also included bad debt recoveries.
(6)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2025, 2024 and 2023:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Severance liability
Beginning balance	$19.3	$3.7	$0.8
Accruals(2)	32.1	27.5	10.8
Severance payments	(27.9)	(11.9)	(7.9)
Ending balance(1)	$23.5	$19.3	$3.7
_______________________
(1)As of March 31, 2025, the remaining severance liability of approximately $23.5 million is expected to be paid in the next 12 months.
(2)Excludes $4.9 million, $7.7 million, and $4.2 million in the fiscal years ended March 31, 2025, 2024, and 2023 respectively, of accelerated vesting on equity awards.
17. Segment Information

The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s CODM in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer (“CEO”) is the CODM.

The Company has two reportable business segments: (1) Motion Picture and (2) Television Production.

Motion Picture. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.

Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the licensing of Starz original series productions to the Starz Business, and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below. The Motion Picture and Television Production segments include the results of operations of eOne from the acquisition date of December 27, 2023 (see Note 3).

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Segment revenues
Motion Picture	$1,589.7	$1,656.3	$1,323.7
Television Production	1,605.8	1,330.1	1,760.1
Total revenue	3,195.5	2,986.4	3,083.8
Segment direct operating expenses
Motion Picture	824.2	796.0	666.5
Television Production	1,369.3	1,090.1	1,541.5
Total segment direct operating expense	2,193.5	1,886.1	2,208.0
Segment distribution and marketing
Motion Picture	357.8	427.0	270.9
Television Production	38.1	35.3	33.3
Total segment distribution and marketing	395.9	462.3	304.2
Gross contribution
Motion Picture	407.7	433.3	386.3
Television Production	198.4	204.7	185.3
Total gross contribution	606.1	638.0	571.6
Segment general and administration
Motion Picture	100.1	113.9	109.8
Television Production	61.9	57.9	51.9
Total segment general and administration	162.0	171.8	161.7
Segment profit
Motion Picture	307.6	319.4	276.5
Television Production	136.5	146.8	133.4
Total segment profit	$444.1	$466.2	$409.9

The Company’s primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (segment revenues, less segment direct operating and segment distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain benefits related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management, including the CODM, and enables them to understand the fundamental performance of the Company’s businesses. The CODM uses segment profit to evaluate the operating performance of the Company’s segments, to inform decisions for planning and forecasting, and for the allocation of resources.

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Company’s total segment profit	$444.1	$466.2	$409.9
Corporate general and administrative expenses(1)	(120.9)	(110.6)	(100.9)
Adjusted depreciation and amortization(2)	(13.6)	(10.5)	(12.2)
Restructuring and other	(102.6)	(132.9)	(27.2)
COVID-19 related benefit included in direct operating expense(3)	2.1	0.9	8.9
Content charges(4)	—	(1.5)	(8.1)
Unallocated rent cost included in direct operating expense(5)	(18.6)	—	—
Adjusted share-based compensation expense(6)	(53.0)	(54.8)	(69.2)
Purchase accounting and related adjustments(7)	(12.9)	(17.1)	(61.6)
Operating income	124.6	139.7	139.6
Interest expense	(242.5)	(222.5)	(162.6)
Interest and other income	14.8	19.2	6.4
Other gains (losses), net	(11.8)	(20.0)	(21.2)
Loss on extinguishment of debt	(1.8)	(1.3)	(1.3)
Gain on investments, net	—	3.5	44.0
Equity interests income	4.3	8.7	0.5
Income (loss) before income taxes	$(112.4)	$(72.7)	$5.4
___________________
(1)Corporate general and administrative expenses reflect the allocations of certain general and administrative expenses from Old Lionsgate related to certain corporate and shared service functions historically provided by Old Lionsgate, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services (see Note 1 and Note 21). Amount excludes allocation of share-based compensation expense discussed below. The costs included in corporate general and administrative expenses represent certain corporate executive expense (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense.
(2)Adjusted depreciation and amortization represents depreciation and amortization as presented on the consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Depreciation and amortization	$17.8	$15.6	$17.9
Less: Amount included in purchase accounting and related adjustments	(4.2)	(5.1)	(5.7)
Adjusted depreciation and amortization	$13.6	$10.5	$12.2

(3)Amounts represent the incremental costs, if any, included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of recoveries (see Note 16). These benefits are excluded from segment operating results.
(4)Content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Total share-based compensation expense	$57.9	$62.5	$73.4
Less:
Amount included in restructuring and other(i)	(4.9)	(7.7)	(4.2)
Adjusted share-based compensation	$53.0	$54.8	$69.2
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

(7)The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$—	$—	$0.7
General and administrative expense(i)	8.7	12.0	55.2
Depreciation and amortization	4.2	5.1	5.7
	$12.9	$17.1	$61.6
(i) In the fiscal years ended March 31, 2025, 2024 and 2023, these adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment. Amounts in fiscal 2024 and 2023 also include the amortization of the recoupable portion of the purchase price (through May 2023) related to 3 Arts Entertainment. Amounts in fiscal 2023 also include the non-cash charges for the accretion of the noncontrolling interest discount related to 3 Arts Entertainment (through November 2022). These amounts are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment.

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Amortization of recoupable portion of the purchase price	$—	$1.3	$7.7
Noncontrolling interest discount amortization	—	—	13.2
Noncontrolling equity interest in distributable earnings	8.7	10.7	34.3
	$8.7	$12.0	$55.2
See Note 13 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2025, 2024, and 2023.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment general and administration expense to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$162.0	$171.8	$161.7
Corporate general and administrative expenses	120.9	110.6	100.9
Share-based compensation expense included in general and administrative expense	53.0	54.8	69.2
Purchase accounting and related adjustments	8.7	12.0	55.2
	$344.6	$349.2	$387.0

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Assets
Motion Picture	$1,867.4	$1,851.4
Television Production	2,279.3	2,347.8
Other unallocated assets(1)	968.5	903.8
	$5,115.2	$5,103.0
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the fiscal years ended March 31, 2025, 2024 and 2023:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Picture	$642.3	$418.1	$484.5
Television Production	1,025.0	702.4	1,083.9
	$1,667.3	$1,120.5	$1,568.4
The following table sets forth capital expenditures, as broken down by segment for the years ended March 31, 2025, 2024 and 2023:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	0.3	0.3	0.3
Corporate(1)	13.2	9.6	6.2
	$13.5	$9.9	$6.5
_____________________
(1)Represents unallocated capital expenditures primarily related to the Company's corporate headquarters.

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Revenue
Canada	$75.8	$70.4	$64.0
United States	2,332.8	2,262.3	2,348.8
Other foreign	786.9	653.7	671.0
	$3,195.5	$2,986.4	$3,083.8

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-lived assets by geographic location are as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Long-lived assets(1)
United States	$2,039.9	$2,047.6
Other foreign	280.9	263.0
	$2,320.8	$2,310.6
_____________
(1)Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, interest rate swaps, intangible assets, goodwill and deferred tax assets.

For the fiscal years ended March 31, 2025, 2024 and 2023, the Company had revenue from the Starz Business of $619.7 million, $545.9 million and $775.5 million, respectively, which represented greater than 10% of consolidated revenues (see Note 21). For the fiscal year ended March 31, 2025, the Company had revenue from one individual external customer which represented greater than 10% of consolidated revenues, amounting to $513.4 million, related to the Company’s Motion Picture and Television Production segments (2024 - revenue from one individual external customer which represented greater than 10% of consolidated revenues, amounting to $411.1 million, related to the Company’s Motion Picture and Television Production segments; 2023 - revenue from one individual external customer which represented greater than 10% of consolidated revenues, amounting to $337.1 million, related to the Company’s Motion Picture and Television Production segments).

As of March 31, 2025, the Company had accounts receivable due from two customers which individually represented greater than 10% of consolidated accounts receivable. Accounts receivable due from these two customers amounted to 12.8% and 10.5% of total consolidated accounts receivable (current and non-current) at March 31, 2025, respectively, or gross accounts receivable of approximately $83.1 million and $68.1 million, respectively. As of March 31, 2024, the Company had accounts receivable due from two customers which individually represented greater than 10% of consolidated accounts receivable. Accounts receivable due from these two customers amounted to 12.5% and 10.7% of total consolidated accounts receivable (current and non-current) at March 31, 2024, respectively, or gross accounts receivable of approximately $100.9 million and $86.8 million, respectively. In addition, the Company had amounts due from the Starz Business of $215.0 million and $33.4 million at March 31, 2025 and 2024, respectively, which are separately presented in the “Due from Starz Business” line item of the consolidated balance sheets (see Note 21).

18. Commitments and Contingencies
Commitments
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2025:

	Year Ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(1)	$187.3	$47.3	$5.8	$—	$—	$—	$240.4
Interest payments(2)	131.9	100.0	66.7	55.8	21.7	—	376.1
Other contractual obligations	92.8	67.5	42.5	33.6	25.0	154.9	416.3
Total future commitments under contractual obligations(3)	$412.0	$214.8	$115.0	$89.4	$46.7	$154.9	$1,032.8
____________________________
(1)Film related obligations commitments are not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition and include the following items:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(i)Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which we will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.
(ii)Minimum guarantee commitments represent contractual commitments related to the purchase of film rights for pictures to be delivered in the future.
(iii)Production loan commitments represent amounts committed for future film production and development to be funded through production financing and recorded as a production loan liability when incurred. Future payments under these commitments are based on anticipated delivery or release dates of the related film or contractual due dates of the commitment. The amounts include estimated future interest payments associated with the commitment.
(2)Includes cash interest payments on the Company's corporate debt and film related obligations, based on the applicable SOFR interest rates at March 31, 2025, net of payments and receipts from the Company's interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(3)Not included in the amounts above are $90.7 million included in other liabilities-non current representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $93.7 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12).
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers.
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2025, all except one of the largest plans in which the Company participates were funded at a level of 80% or greater. The other plan, the Motion Picture Industry Pension Plan, was funded at 72.10% for the 2024 plan year, but was not considered to be in endangered, critical, or critical and declining status in the 2024 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2025, 2024 and 2023 were $104.4 million, $58.0 million, and $87.0 million, respectively.

Contingencies
From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business.

The Company establishes an accrued liability for claims and legal proceedings when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.

As of March 31, 2025, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it currently expects will, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

19. Financial Instruments

(a) Credit Risk

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.

(b) Derivative Instruments and Hedging Activities

Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies (i.e., cash flow hedges). The Company also enters into forward foreign exchange contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Changes in the fair value of the foreign exchange contracts that are designated as hedges are reflected in accumulated other comprehensive income (loss), and changes in the fair value of foreign exchange contracts that are not designated as hedges and do not qualify for hedge accounting are recorded in direct operating expense. Gains and losses realized upon settlement of the foreign exchange contracts that are designated as hedges are amortized to direct operating expense on the same basis as the production expenses being hedged.

As of March 31, 2025, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from March 31, 2025):

March 31, 2025
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
Euro	40.7	EUR	in exchange for	$43.6	0.92	EUR
Canadian Dollar	15.5	CAD	in exchange for	$10.6	1.40	CAD
Mexican Peso	69.5	MXN	in exchange for	$3.4	20.63	MXN
Hungarian Forint	6,000.0	HUF	in exchange for	$16.0	374.00	HUF
New Zealand Dollar	6.4	NZD	in exchange for	$3.9	1.66	NZD

Interest Rate Swaps

The Company is exposed to the impact of interest rate changes, primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows. The Company primarily uses pay-fixed interest rate swaps to facilitate its interest rate risk management activities, which the Company generally designates as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these designated cash flow hedges are deferred in accumulated other comprehensive income (loss) and recognized in interest expense as the interest payments occur. Changes in the fair value of interest rate swaps that are not designated as hedges are recorded in interest expense (see further explanation below).

Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows. However, due to a financing component (debt host) on a portion of our previously outstanding interest rate swaps, the cash flows related to these contracts are classified as financing activities through the date of termination.

In connection with the Studio Separation, Business Combination and Intercompany Note described in Note 8, the Company assumed the rights, obligations, costs and benefits associated with and provided under the terms of Old Lionsgate’s floating-to-fixed swap contracts.

Designated Cash Flow Hedges. As of March 31, 2024, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 8 and Note 9) and were terminated in December 2024, as further described below.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
May 23, 2018	$300.0	2.915%	March 24, 2025
May 23, 2018	$700.0	2.915%	March 24, 2025	(1)
June 25, 2018	$200.0	2.723%	March 23, 2025	(1)
July 31, 2018	$300.0	2.885%	March 23, 2025	(1)
December 24, 2018	$50.0	2.744%	March 23, 2025	(1)
December 24, 2018	$100.0	2.808%	March 23, 2025	(1)
December 24, 2018	$50.0	2.728%	March 23, 2025	(1)
Total	$1,700.0
__________________
(1)Represents the re-designated swaps as described in the Fiscal 2023 Transactions section below that were previously not designated cash flow hedges at March 31, 2022.

In December 2024, the Company terminated all of its pay-fixed interest rate swaps which were outstanding at March 31, 2024, as shown in the table above. As a result of the termination, the Company received approximately $9.4 million, which was recorded as a reduction of the interest rate swap asset values, and represents the amount of unrealized gains recorded in accumulated other comprehensive income related to the terminated interest rate swaps which will be amortized as a reduction of interest expense through the remaining term of the terminated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the gain will be recorded to interest expense at that time. The receipt of approximately $9.4 million was classified in the consolidated statement of cash flows as cash provided by operating activities.

During the fiscal year ended March 31, 2025, the Company entered into the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 8 and Note 9).

Designated Cash Flow Hedges at March 31, 2025:

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
January 31, 2025	$100.0	4.060%	January 31, 2027
February 14, 2025	$282.8	4.097%	February 14, 2027
Total	$727.8

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2023 Transactions: In May 2022, the Company terminated certain of its previous interest rate swap contracts (the "Terminated Swaps"). As a result of the terminations, the Company received approximately $56.4 million. Simultaneously with the termination of the Terminated Swaps, the Company re-designated all other swaps previously not designated as cash flow hedges of variable rate debt.

The receipt of approximately $56.4 million as a result of the termination was recorded as a reduction of the asset values of the derivatives amounting to $188.7 million and a reduction of the financing component (debt host) of the Terminated Swaps amounting to $131.3 million. At the time of the termination of the Terminated Swaps, there was approximately $180.4 million of unrealized gains recorded in accumulated other comprehensive income (loss) related to these Terminated Swaps. This amount will be amortized as a reduction of interest expense through the remaining term of the swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the gain will be recorded as a reduction to interest expense at that time. In addition, the liability amount of $6.8 million for the re-designated swaps at the re-designation date will be amortized as a reduction of interest expense throughout the remaining term of the re-designated swaps, unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time.

The receipt of approximately $56.4 million was classified in the consolidated statement of cash flows as cash provided by operating activities of $188.7 million reflecting the amount received for the derivative portion of the termination of swaps, and a use of cash in financing activities of $134.5 million reflecting the pay down of the financing component of the Terminated Swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million).

Financial Statement Effect of Derivatives
Consolidated statements of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company’s derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2025, 2024 and 2023:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$3.4	$(5.8)	$1.7
Loss reclassified from accumulated other comprehensive income (loss) into direct operating expense	(1.2)	(0.3)	(0.3)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(0.6)	$36.3	$81.1
Gain reclassified from accumulated other comprehensive income (loss) into interest expense	28.6	41.8	1.4

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$4.3	$(7.2)	$(11.8)

Total direct operating expense on consolidated statements of operations	$2,210.0	$1,886.7	$2,207.9
Total interest expense on consolidated statements of operations	$242.5	$222.5	$162.6

Consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 11). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
master netting arrangement net as either an asset or liability in its consolidated balance sheets. As of March 31, 2025 and March 31, 2024, there were no swaps outstanding that were subject to a master netting arrangement.
As of March 31, 2025 and 2024, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company’s use of derivatives:

	March 31, 2025
	Other Current Assets	Other Liabilities (non-current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.8	$—
Interest rate swaps	—	3.1
Fair value of derivatives	$1.8	$3.1

	March 31, 2024
	Other Current Assets	Other Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.8
Interest rate swaps	35.6	—
Fair value of derivatives	$35.6	$2.8

As of March 31, 2025, based on the current release schedule, the Company estimates approximately $1.1 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending March 31, 2026.

As of March 31, 2025, the Company estimates approximately $26.4 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2026.

20. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 11). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2025, the Company’s cash and cash equivalents were held in bank depository accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows at March 31, 2025 and 2024. At March 31, 2025 and 2024, restricted cash represents primarily amounts related to required cash reserves for interest payments

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with certain corporate debt and film related obligations.

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Cash and cash equivalents	$205.7	$277.0
Restricted cash included in other current assets	67.9	43.7
Restricted cash included in other non-current assets	—	13.7
Total cash, cash equivalents and restricted cash	$273.6	$334.4

Accounts Receivable Monetization

Under the Company’s accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the consolidated statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the “other gains (losses), net” line item on the consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the fiscal years ended March 31, 2025, 2024, and 2023.

 Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the fiscal years ended March 31, 2025, 2024, and 2023:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$478.3	$512.3	400.5
Net cash proceeds received	464.9	491.9	383.0
Loss recorded related to transfers of receivables	13.4	20.4	17.5

At March 31, 2025, the outstanding amount of receivables derecognized from the Company’s consolidated balance sheets, but which the Company continues to service, related to the Company’s individual agreements to monetize trade accounts receivable was $429.9 million (March 31, 2024 - $449.2 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in July 2023, to transfer up to $100.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which matured on October 1, 2023. As customers paid their balances, the Company would transfer additional receivables into the program. The transferred receivables were fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company. The third-party purchasers had no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the years ended March 31, 2024 and 2023:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2024	2023
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$22.2	$167.0
Less amounts from collections reinvested under revolving agreement	(9.1)	(94.3)
Proceeds from new transfers	13.1	72.7
Collections not reinvested and remitted or to be remitted	(13.4)	(66.6)
Net cash proceeds received (paid or to be paid)(1)	$(0.3)	$6.1

Carrying value of receivables transferred and derecognized (2)	$22.1	$164.8
Obligations recorded	$2.1	$5.9
Loss recorded related to transfers of receivables	$2.0	$3.7
___________________
(1)During the fiscal year ended March 31, 2024, the Company voluntarily repurchased $46.0 million of receivables previously transferred. In addition, during the year ended March 31, 2023, the Company repurchased $27.4 million of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At March 31, 2025 and March 31, 2024, there were no outstanding receivables derecognized from the Company’s consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement.

Other Assets

The composition of the Company’s other assets is as follows as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Other current assets
Prepaid expenses and other(1)	$43.1	$34.8
Restricted cash	67.9	43.7
Contract assets	61.4	59.9
Interest rate swap assets	—	35.6
Tax credits receivable	186.8	199.1
	$359.2	$373.1
Other non-current assets
Prepaid expenses and other	$18.6	$18.3
Restricted cash	—	13.7
Accounts receivable(2)	65.7	111.7
Contract assets(2)	11.3	3.2
Tax credits receivable	435.8	361.7
Operating lease right-of-use assets	294.1	344.3
	$825.5	$852.9
_____________________
(1)Includes home entertainment product inventory which consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Unamortized discounts on long-term, non-interest bearing receivables were $7.0 million and $6.2 million at March 31, 2025 and 2024, respectively, and unamortized discounts on contract assets were $1.1 million and $0.3 million at March 31, 2025 and 2024, respectively.

Content Related Payables

Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities

Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $59.2 million and $116.2 million at March 31, 2025 and March 31, 2024, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the fiscal years ended March 31, 2025, 2024, and 2023, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2022	$(38.9)	$49.1	$10.2
Other comprehensive income (loss)	(2.2)	82.8	80.6
Reclassifications to net loss(1)	—	10.7	10.7
March 31, 2023	(41.1)	142.6	101.5
Other comprehensive income (loss)	(1.0)	30.5	29.5
Reclassifications to net loss(1)	—	(34.3)	(34.3)
March 31, 2024	(42.1)	138.8	96.7
Other comprehensive income (loss)	(6.9)	2.8	(4.1)
Reclassifications to net loss(1)	—	(31.7)	(31.7)
March 31, 2025	$(49.0)	$109.9	$60.9
___________________
(1)Represents a loss of $1.2 million included in direct operating expense and a gain of $32.9 million included in interest expense on the consolidated statement of operations in the fiscal year ended March 31, 2025 (2024 - loss of $0.3 million included in direct operating expense and a gain of $34.6 million included in interest expense; 2023- loss of $0.3 million included in direct operating expense and loss of $10.4 million included in interest expense) (see Note 19).

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2025 amounted to $214.0 million (2024 — $196.9 million; 2023 — $137.7 million).

Income taxes paid during the fiscal year ended March 31, 2025 amounted to net tax paid of $19.5 million (2024 — net tax paid of $22.8 million; 2023 — net tax paid of $14.3 million).

Significant non-cash transactions during the fiscal years ended March 31, 2025, 2024, and 2023 include certain interest rate swap agreements, which are discussed in Note 19, “Financial Instruments”.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Except for non-cash financing activity described in Note 21, there were no significant non-cash financing or investing activities for the fiscal years ended March 31, 2025, 2024, and 2023. Supplemental cash flow information related to leases was as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$68.4	$45.1	$40.3

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7.4	$172.1	$11.3
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$2.8	$103.6	$17.4
Operating leases - increase in lease liability	$2.8	$103.6	$17.4

21. Related Party Transactions

In connection with the Studio Separation and in the normal course of business, the Company entered into transactions with Old Lionsgate and the Starz Business which include the following, which unless otherwise indicated prior to the Studio Separation were settled through parent net investment at the time of the transaction:

Old Lionsgate corporate general and administrative expenses: As described in Note 1, in connection with the Business Combination, the Company and Old Lionsgate entered into the Shared Services Agreement which took effect upon the Closing. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million to be allocated annually to Old Lionsgate. During the fiscal year ended March 31, 2025, $120.9 million of Old Lionsgate corporate general and administrative expenses, excluding amounts related to share-based compensation discussed below, were allocated to the Company. Of the total amount allocated to the Company during fiscal year ended March 31, 2025, $106.7 million was allocated to the Company after the Studio Separation pursuant to the Shared Services Agreement. Prior to the Studio Separation, during the fiscal year ended March 31, 2025, $14.2 million of corporate expenses were allocated to the Company (2024 - $110.6 million, 2023- $100.9 million).

Share-based compensation: The Studio Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of Legacy LG Studios will continue to receive awards of equity and equity-based compensation pursuant to the existing equity incentive plans of Old Lionsgate. Such awards are treated as a capital contribution by Old Lionsgate to Legacy LG Studios, and the share-based compensation expense for such awards is allocated to Legacy LG Studios.

Prior to the Studio Separation, Old Lionsgate provided share-based compensation related to the Studio Business employees and as part of its corporate expense allocations a proportionate amount of the share-based compensation related to those corporate functions is allocated to the Studio Business.

Licensing of content to the Starz Business: The Company licenses motion pictures and television programming (including Starz original productions) to the Starz Business. The license fees generally are due upon delivery or due at a point in time following the first showing or when the content is made available. Prior to the Studio Separation, license fee amounts due were primarily settled with the Starz Business through parent net investment. License fees receivable (net of amounts owed to the Starz Business) are reflected in Due from Starz Business on the consolidated balance sheets. The consideration to which the Company is entitled under the license agreements with the Starz Business is included in revenue from contracts with customers and presented separately in the consolidated statements of operations (see Note 13). In the fiscal years ended March 31, 2025, 2024 and 2023, the Company recognized revenue of $619.7 million, $545.9 million and $775.5 million, respectively, related to these licensing arrangements with the Starz Business, which is separately presented in the “Revenue - Related Party” line on the consolidated statements of operations. As of March 31, 2025, deferred revenue on the consolidated balance sheet includes $19.1 million related to these licensing arrangements with the Starz Business.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating expense reimbursement: As previously described in Note 1, the Company pays certain expenses on behalf of the Starz Business such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Starz Business also pays certain expenses on behalf of the Company such as legal expenses, software development costs and severance. See “Transactions with Old Lionsgate” below for further discussion of the settlement of these transactions. These expenditures are reflected in the financial statements of the Studio Business and the Starz Business as applicable.

Monetization of certain accounts receivables: The Company had an agreement with Starz for Starz to transfer certain accounts receivables to the Company to participate in the Company’s pooled monetization arrangement, which matured on October 1, 2023. The Company purchased the transferred receivables at fair value and recorded them at the purchased amount on its balance sheet and classified the purchase price paid in parent net investment (see Note 20). The accounts receivables purchased from the Starz Business were historically pledged as collateral under this agreement. Any discount on the purchase of the receivable from the Starz Business was accreted to interest income over the period to collection of the accounts receivable. The accounts receivable purchased from the Starz Business and subsequent collections were reflected as investing activities in the consolidated statements of cash flows.

Transactions with Old Lionsgate

Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Studio Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Company or to the Starz Business to fund operating activities when needed. Payables to and receivables from Old Lionsgate, primarily related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the Studio Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Studio Business and Old Lionsgate were accounted for as parent net investment.

Because of this centralized approach to cash management, financial transactions for cash movement and the settlement of payables and receivables when due with Old Lionsgate were generally accounted for through the parent net investment account. Settlements of amounts payable and receivable when due through the parent net investment account were reflected as cash payments or receipts for the applicable operating transaction within operating activities, with the net change in parent net investment included within financing activities in the consolidated statements of cash flows.

The net transfers to and from Old Lionsgate through the period prior to the Studio Separation discussed above were as follows:

	Year Ended
	March 31,
	2025	2024	2023

Cash pooling and general financing activities	$91.6	$(199.3)	36.1
Licensing of content(1)	11.7	540.0	733.3
Corporate reimbursements	(5.3)	7.0	13.3
Corporate expense allocations (excluding allocation of share-based compensation)	2.3	27.9	22.3
Funding of purchases of accounts receivables held for collateral	—	(85.5)	(183.7)
Net transfers to (from) Parent per consolidated statements of cash flows	$100.3	$290.1	$621.3
Share-based compensation (including allocation of share-based compensation)	(6.0)	(62.5)	(73.4)
Other non-cash transfer(2)	(38.8)	11.9	2.5
Net transfers to (from) Parent per consolidated statements of equity (deficit)	$55.5	$239.5	$550.4
___________________
(1)Reflects the settlement of amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.
(2)Includes a non-cash transfer of debt through Parent net investment of $35.0 million in connection with the Studio Separation in the fiscal year ended March 31, 2025.

Other Related Party Transactions

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ignite, LLC. In April 2004, a wholly-owned subsidiary of the Company entered into agreements (as amended) with Ignite, LLC (“Ignite”) for distribution rights to certain films. Michael Burns, the Vice Chair and a director of the Company, owns a 65.45% interest in Ignite, and Hardwick Simmons, a director of the Company, owns a 24.24% interest in Ignite. During the year ended March 31, 2025, $0.2 million was paid to Ignite under these agreements (2024 - $0.3 million; 2023 -$0.4 million).

Sponsor Option Agreement. On May 13, 2024, Old Lionsgate consummated the transactions contemplated by the Business Combination Agreement. Harry E. Sloan, a member of the Company’s Board of Directors, was the Chairman of SEAC and owned, directly or indirectly, a material interest in Eagle Equity Partners V, LLC, a Delaware limited liability company, the SEAC sponsor. Mr. Sloan recused himself from the decisions to approve the business combination.

In connection with the Business Combination, SEAC received an aggregate of $1.00 and 2,200,000 SEAC Sponsor Options each of which entitled SEAC Sponsor to purchase one SEAC Class A Ordinary Share at $0.0001 per share. The SEAC Sponsor Options became options to purchase Old Lionsgate’s common shares pursuant to the terms of the Sponsor Option Agreement. Lionsgate assumed in writing all of the obligations under and in accordance with the Sponsor Option Agreement pursuant to an amendment thereto under which the SEAC Sponsor Options became exercisable for 2,177,191 common shares of Lionsgate.

Letter Agreement. On July 9, 2009, Old Lionsgate entered into a letter agreement (as amended from time to time, the “MHR Letter Agreement”) with Dr. Mark H. Rachesky, the Chairman of the Company’s Board of Directors. The MHR Letter Agreement provided, subject to certain terms and conditions, including that Dr. Rachesky and certain of his affiliates hold at least 8,192,246 common shares of Old Lionsgate, subject to equitable adjustment (which amount represented approximately 7% of Old Lionsgate’s common shares outstanding as of May 22, 2009), that in the event Old Lionsgate enters into an agreement with any other person, or invites or receives a proposal, in either case which relates to the matters addressed by the MHR Letter Agreement, and that has terms or conditions that are more favorable to such other person or more restrictive to Old Lionsgate than the terms or conditions set forth in the MHR Letter Agreement or the Registration Rights Agreement with MHR Fund Management (as described below), then Old Lionsgate will offer Dr. Rachesky and certain of his affiliates the opportunity to enter into an agreement on the same terms and conditions or, as the case may be, make a competing proposal which shall be considered by Old Lionsgate in good faith before deciding whether to execute any such other agreement. Lionsgate assumed all of the obligations under and in accordance with the Letter Agreement.

Investor Rights Agreement. On May 6, 2025, Lionsgate entered into an investor rights agreement with MHR Fund Management LLC and affiliated funds (“MHR Fund Management”), Liberty Global Ventures Limited and Liberty Global Ltd. (collectively, “Liberty”) (as amended from time to time, the “Investor Rights Agreement”). The Investor Rights Agreement provides that, among other things, (i) for so long as funds affiliated with MHR Fund Management beneficially own at least 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include three (3) designees of MHR Fund Management (at least one of whom will be an independent director and will be subject to approval by the Lionsgate Board of Directors) on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders, (ii) for so long as funds affiliated with MHR Fund Management beneficially own at least 7,500,000, but less than 10,000,000, of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include two designees of MHR Fund Management on its slate of director nominees for election at each future annual general meeting of Lionsgate’s shareholders, and (iii) for so long as funds affiliated with MHR Fund Management beneficially own at least 5,000,000, but less than 7,500,000, of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of MHR Fund Management on its slate of director nominees for election at each future annual general meeting of Lionsgate’s shareholders. Dr. Rachesky, Emily Fine and John D. Harkey, Jr. were appointed as the designees of MHR Fund Management to the Lionsgate Board of Directors pursuant to the Investor Rights Agreement.

In addition, the Investor Rights Agreement provides that for so long as Liberty (together with certain of its affiliates) beneficially own at least 5,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of Liberty on its slate of director nominees for election to the Lionsgate Board of Directors at each future annual general meeting of Lionsgate’s shareholders. Michael T. Fries was appointed as the designee of Liberty to the Lionsgate Board of Directors under the Investor Rights Agreement.

In addition, under the Investor Rights Agreement, Lionsgate has also agreed to provide MHR Fund Management and Liberty Management with certain pre-emptive rights on shares that Lionsgate may issue in the future for cash consideration.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the Investor Rights Agreement, Liberty (together with certain of its affiliates) has agreed that if it sells or transfers any of its common shares to a shareholder or group of shareholders that beneficially own 5% or more of Lionsgate’s then outstanding common shares, or that would result in a person or group of persons beneficially owning 5% or more of Lionsgate’s then outstanding common shares, any such transferee would have to agree to the restrictions and obligations set forth in the Investor Rights Agreement, including transfer restrictions, subject to certain exceptions set forth in the Investor Rights Agreement.

Voting Agreement. On May 6, 2025, Lionsgate entered into a voting agreement with Liberty and MHR Fund Management (as amended from time to time, the “Voting Agreement”). Under the Voting Agreement, Liberty has agreed to vote, in any vote of Lionsgate’s shareholders on a merger, amalgamation, plan of arrangement, consolidation, business combination, third party tender offer, asset sale or other similar transaction involving Lionsgate or any of its subsidiaries (and any proposal relating to the issuance of capital, increase in the authorized capital or amendment to any constitutional documents in connection with any of the foregoing), all of the common shares beneficially owned by them (together with certain of their affiliates) in excess of 18.5% of Lionsgate’s outstanding voting power in the aggregate in the same proportion as the votes cast by other shareholders.

In addition, each of Liberty and MHR Fund Management (together with certain of their affiliates) has agreed that as long as any of them have the right to nominate at least one representative to the Lionsgate Board of Directors, each of them will vote all of Lionsgate’s common shares owned by them (together with certain of their affiliates) in favor of each of the other’s respective nominees to the Lionsgate Board of Directors, subject to certain exceptions set forth in the Voting Agreement.

Under the Voting Agreement, Liberty (together with certain of its affiliates) has also agreed that if it sells or transfers any of its common shares to a shareholder or group of shareholders that beneficially own 5% or more of Lionsgate’s common shares, or that would result in a person or group of persons beneficially owning 5% or more of Lionsgate’s common shares, any such transferee would have to agree to the Voting Agreement, subject to certain exceptions set forth in the Lionsgate Voting Agreement.

Registration Rights Agreements. On May 6, 2025, Lionsgate entered into a registration rights agreement with each of MHR Fund Management and Liberty (together with certain of their affiliates). The two registration rights agreements described in the foregoing are referred to herein as the “Registration Rights Agreements.”

Each Registration Rights Agreement provides that the applicable investor is entitled to two demand registration rights to request that Lionsgate register all or a portion of their common shares. In addition, in the event that Lionsgate proposes to register any of Lionsgate’s equity securities or securities convertible into or exchangeable for Lionsgate’s equity securities, either for its own account or for the account of other security holders, the applicable investor will be entitled to certain “piggyback” registration rights allowing them to include their shares in such registration, subject to customary limitations. As a result, whenever Lionsgate proposes to file a registration statement under the Securities Act, other than with respect to a registration statement on Forms S-4 or S-8 or certain other exceptions, the applicable investor will be entitled to notice of the registration and have the right, subject to certain limitations, to include their shares in the registration.

The registration rights described above of Liberty will terminate on the first anniversary of the date that Liberty (together with certain of its affiliates) both (i) beneficially owns less than 5,713,774 common shares (which amount, for the avoidance of doubt, represents approximately 2% of Lionsgate’s common shares outstanding as of May 7, 2025), and (ii) ceases to have a designated representative on the Lionsgate Board of Directors. The registration rights described above of the applicable affiliates of MHR Fund Management will terminate on the first anniversary of the date that they both (i) beneficially own less than 28,568,868 common shares (which amount, for the avoidance of doubt, represents approximately 10% of Lionsgate’s common shares outstanding as of May 7, 2025), and (ii) ceases to have a designated representative on the Lionsgate Board of Directors.

The foregoing descriptions of the MHR Letter Agreement, the Investor Rights Agreement, the Voting Agreement and the Registration Rights Agreements is not meant to be complete and is qualified by reference to the full text of each of the MHR Letter Agreement, the Investor Rights Agreement, the Voting Agreement and the Registration Rights Agreements, respectively, which are filed as exhibits hereto and incorporated by reference herein.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Equity Method Investees
Equity Method Investees. In the ordinary course of business, the Company is involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs and the lease of a studio facility owned by a former equity-method investee, for which the impact on the Company's consolidated balance sheets and consolidated statements of operations is as follows (see Note 1 and Note 6):

	March 31,
	2025	2024
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$8.7	$8.1
Investment in films and television programs	1.1	2.2
Total due from related parties	$9.8	$10.3

Accounts payable(1)	$17.6	$16.8
Participations and residuals, current	11.1	5.5
Participations and residuals, noncurrent	1.8	1.3
Deferred revenue, current	0.1	0.1
Total due to related parties	$30.6	$23.7

	Year Ended March 31,
	2025	2024	2023
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$3.3	$3.0	$4.8
Direct operating expense	$4.6	$5.0	$8.3
Distribution and marketing expense	$3.0	$0.8	$0.4
__________________________________
(1)Amounts primarily represent production related advances due to certain of its equity method investees.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. Subsequent Events

Starz Separation

On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by the Arrangement Agreement, completed the separation of the businesses of Legacy Lionsgate Studios, from the STARZ-branded premium subscription platform business (the “Starz Separation”). Pursuant to the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” (and is referred to as “Lionsgate”) and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate. See Note 1 for further information.

In connection with the completion of the Starz Separation and related transactions, pre-transaction shareholders of Old Lionsgate holding Class A voting shares (“Old Lionsgate Class A Shares”) received one and twelve one-hundredths (1.12) Lionsgate new common shares (“Lionsgate Common Shares”) and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares (“Starz Common Shares”) and pre-transaction shareholders of Old Lionsgate holding Class B non-voting shares (“Old Lionsgate Class B Shares”) received one Lionsgate Common Share and one Starz. Common Share. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios common share, without par value (“Legacy Lionsgate Studios Common Share”), they held, a number of Lionsgate Common Shares equal to the product of the Lionsgate Studios Consideration Shares divided by the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation and held by Legacy Lionsgate Studios shareholders other than Old Lionsgate (such shares, the “LG Studios Flip Shares” and such ratio, the “LG Studios Reorganization Ratio”). The LG Studios Consideration Shares equals the aggregate number of Legacy Lionsgate Studios Common Shares obtained when the LG Studios Flip Percentage is multiplied by the quotient of (a) the aggregate number of Lionsgate Common Shares issued to Lionsgate shareholders divided by (b) 1 minus the LG Studios Flip Percentage. The LG Studios Flip Percentage equals the quotient, expressed as a percentage, of (1) the LG Studios Flip Shares divided by (2) the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation. Such transactions by Legacy Lionsgate Studios shareholders are collectively referred to as the “LG Studios Flip.”

Each of Lionsgate and Starz Entertainment Corp. have a single class of “one share, one vote” common shares.

Following completion of the Starz Separation, Lionsgate Common Shares began trading under the symbol “LION” on the New York Stock Exchange (“NYSE”) and Starz Common Shares began trading under the symbol “STRZ” on the Nasdaq Global Select Market (“NASDAQ”). Old Lionsgate Class A Shares and Old Lionsgate Class B Shares were withdrawn from listing on NYSE and Legacy Lionsgate Studios Common Shares were withdrawn from listing on NASDAQ.

Financing. On May 6, 2025, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Credit Agreement, were repaid in full and all commitments thereunder were terminated. On May 6, 2025, all outstanding obligations in respect of principal, interest and fees were repaid in full and all commitments were terminated under each of (i) Intercompany Revolver and (ii) the Intercompany Note.

Lionsgate Credit Agreement. On May 6, 2025, Lionsgate entered into a new credit agreement (the “Lionsgate Credit Agreement”) with Lions Gate Television Inc. (“LGTV”), as borrower, the guarantors referred to therein, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.

The Lionsgate Credit Agreement provides for an $800.0 million senior secured revolving credit facility, which facility may be increased to a total amount not in excess of $1,200.0 million, subject to the terms and conditions set forth therein. Availability of funds under the Lionsgate Credit Agreement is subject to a borrowing base. The Lionsgate Credit Agreement and commitments thereunder will mature on the date that is five years after the closing date of the facility.

Borrowings under the Lionsgate Credit Agreement will bear interest at a rate per annum equal to, at LGTV’s option, either Term SOFR (subject to a 0.00% floor) or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. LGTV will pay a commitment fee equal to 0.375% per annum in respect of unutilized commitments thereunder.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Borrowings under the Lionsgate Credit Agreement may be used for working capital needs and other general corporate purposes, including the financing of permitted acquisitions and investments and to fund the development, production and acquisition costs of motion pictures and episodic series and other transactions not prohibited by the terms thereof.

LGTV’s obligations under the Lionsgate Credit Agreement are guaranteed by Lionsgate and substantially all of its wholly owned restricted subsidiaries and secured by substantially all assets LGTV and the guarantors, in each case subject to certain customary exceptions.

The Lionsgate Credit Agreement contains certain customary affirmative and negative covenants that limit the ability of Lionsgate and its restricted subsidiaries, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Lionsgate Credit Agreement also contains events of default customary for financings of this type, including relating to a change of control. In addition, the Lionsgate Credit Agreement requires Lionsgate to maintain a Liquidity Ratio (as defined in the Lionsgate Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter.

6.000% Notes. On May 6, 2025, in connection with the completion of the Starz Separation, LGTV assumed the Exchange Notes by way of supplemental indenture (the “Supplemental Indenture”). Pursuant to the terms of the Supplemental Indenture, LGTV agreed to assume and perform as primary obligor all obligations of the initial issuer under the Exchange Notes and the initial issuer was released and discharged from all obligations thereunder.

Following completion of the Starz Separation, the Exchange Notes bear interest at 6.000% per annum payable semi-annually and mature April 15, 2030. The Exchange Notes are redeemable at LGTV’s option in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date, see Note 8.

Incentive Plans. On May 6, 2025, Lionsgate assumed the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan, and the plan was amended and restated as the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “Lionsgate 2025 Plan”), and became effective, with respect to 58,000,000 Lionsgate Common Shares. On May 6, 2025, Lionsgate became the sponsor of the Lionsgate 2025 Plan. All awards outstanding immediately prior to the completion of the Starz Separation under the equity plans of Old Lionsgate and held by employees or directors who became Lionsgate employees or directors after the Starz Separation, or by former employees (regardless of the division in which such former employee served), were converted into awards of Lionsgate under the Lionsgate 2025 Plan, except that awards of individuals who will be serving as non-employee directors of both Lionsgate and Starz were only partially converted into awards under the Lionsgate 2025 Plan.

Other Starz Separation Agreements. On May 6, 2025, Lionsgate entered into several agreements with Legacy Lionsgate Studios and Starz Entertainment Corp. in connection with the completion of the Starz Separation, including the Separation Agreement; Transition Services Agreement; Employee Matters Agreement; Amendment to Tax Matters Agreement, pursuant to which Lionsgate was made a party to the Tax Matters Agreement; and Amendment to Sponsor Option Agreement, pursuant to which Lionsgate was made a party to the Sponsor Option Agreement.

In addition, Lionsgate entered into several agreements with each of Liberty Global Ventures Limited, Liberty Global Ltd., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP, MHR Institutional Partners IV LP and MHR Fund Management LLC and affiliated funds thereto, including the Lionsgate Voting Agreement; Lionsgate Registration Rights Agreements; and Lionsgate Investor Rights Agreement.

Rights Agreement

On May 6, 2025, the Board of Directors of Lionsgate declared a dividend of one common share purchase right (a “Right”) for each outstanding Lionsgate Common Share, and adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement dated as of May 7, 2025 (the “Rights Agreement”), by and between Lionsgate and Computershare Investor Services, Inc., as rights agent. The dividend is payable on May 20, 2025 to Lionsgate stockholders of record as of the close of business on May 19, 2025.

Other Events
Interest Rate Swaps. In April 2025, the Company entered into the following pay-fixed interest rate swaps. The Company expects to designate these interest rate swaps as cash flow hedges (all related to the Company’s SOFR-based debt, see Note 8 and Note 9):

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
April 14, 2025	$100.0	3.449%	April 14, 2027
April 14, 2025	$48.8	3.646%	April 14, 2027
Total	$148.8

Sale of Equity Method Investment. On April 17, 2025, the Company sold its equity method ownership interest in Spyglass for $31.9 million and received proceeds of $28.9 million, with the remaining amount to be paid to the Company on the first anniversary of the closing, May 17, 2025. See Note 6.
Production Tax Credit Facility. In May 2025, the Company entered into an amendment to the Production Tax Credit Facility which increased the maximum principal amount to $380.0 million. See Note 9.
Backlog Facility. In May 2025, the Company entered into an amendment to the Backlog Facility, such that the maximum principal amount of the Backlog Facility was decreased to $150.0 million, and the Backlog Facility revolving period ends on May 30, 2025, at which point cash collections from the underlying collateral is used to repay the facility. See Note 9.