Form 10-K/A
period 2025-03-31
Lionsgate Studios Corp.
filed 2025-07-29
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

Amendment No.
 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31,
2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No.:
001-42635

Lionsgate Studios Corp.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Howe Street
,
20th Floor
Vancouver
,
British Columbia
V6C 3R8
and
2700 Colorado Avenue
Santa Monica
,
California
90404
(Address of principal executive offices)

(
877
)
848-3866
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, no par value per share	LION	New York Stock Exchange
Rights to Purchase Common Shares	N/A	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and
non-voting
stock held by
non-affiliates
of the registrant as of September 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately [
X
], based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of July 18, 2025, 288,633,360 shares of the registrant’s no par value common shares were outstanding.

Auditor Firm Id: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Los Angeles, CA
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
amends Lionsgate Studios Corp.’s (the “Company,” “Lionsgate,” “we,” “us” or “our”) Annual Report on Form
10-K
for the year ended March 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025 (the “Original Filing”). We are filing this Form
10-K/A
pursuant to General Instruction G(3) of Form
10-K,
as we will file our definitive proxy statement for our 2025 annual and general meeting of shareholders later than the 120th day after the end of our last fiscal year. Accordingly, this Form
10-K/A
is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by and not included in such Items;

•	delete the reference on the cover of the Original Filing to the incorporation by reference of certain information from our proxy statement into Part III of the Original Filing; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Form
10/K-A
under Item 15 of Part IV hereof pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following persons currently serve as members of the Board of Directors (the “Board”) of Lionsgate Studios Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”). There are no family relationships among the directors or executive officers of the Company. Ages are as of July 18, 2025.

Gordon Crawford

Age: 78

Independent Director Since: May 2025

Committee Membership: Transaction Committee (Chair), Audit & Risk Committee

Residence: Dana Point, California

Business Experience: For over 40 years, Mr. Crawford served in various positions at Capital Research and Management, a privately held global investment management company. In December 2012, Mr. Crawford retired as its Senior Vice President.

Other Directorships: Mr. Crawford serves as Director Emeritus of the Board of Trustees of the U.S. Olympic and Paralympic Foundation (which he Chaired for nine years from its inception in 2013), and as a Life Trustee on the Board of Trustees of Southern California Public Radio (which he Chaired from 2005 to 2012). Mr. Crawford formerly served as Vice Chairman at The Nature Conservancy and is currently a member of the Emeritus Board of the Nature Conservancy. Mr. Crawford is a past Vice Chairman of the Paley Center for Media and a member of the Board of Trustees of Berkshire School. Mr. Crawford also served on the Board of the U.S. Olympic and Paralympic Committee, and as a member of the Board of the LA24 Olympic and Paralympic Bid Committee. Mr. Crawford served as a director of Legacy Lionsgate Studios (as hereafter defined) from May 2024 to May 2025, and as a director of Old Lionsgate Parent (as hereafter defined) from February 2013 to May 2025.

Qualifications: Mr. Crawford has been one of the most influential and successful investors in the media and entertainment industry for over 40 years. Mr. Crawford’s professional experience and deep understanding of the media and entertainment sector makes Mr. Crawford a valuable member of the Board.

Jon Feltheimer

Age: 73

Director Since: May 2025

Position with Lionsgate: Chief Executive Officer since May 2025

Residence: Los Angeles, California

Business Experience: During his entertainment industry career, Mr. Feltheimer has held leadership positions at Lions Gate Entertainment Corp., Sony Pictures Entertainment and New World Entertainment, and has been responsible for tens of thousands of hours of television programming and hundreds of films. Prior to joining Lionsgate, he served as President of TriStar Television from 1991 to 1993, President of Columbia TriStar Television from 1993 to 1995, and President of Columbia TriStar Television Group and Executive Vice President of Sony Pictures Entertainment from 1995 to 1999, shepherding a string of hit television shows and leading the television group’s launch of nearly 30 branded channels around the world.

Other Directorships: Mr. Feltheimer is a director of Grupo Televisa, S.A.B. (NYSE: TV; BMV: TLEVISA CPO). Mr. Feltheimer served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and a director of Old Lionsgate Parent from January 2000 to May 2025 (where he also served as Chief Executive Officer from March 2000 to May 2025).

Qualifications: Under Mr. Feltheimer’s leadership, Lionsgate has grown into one of the world’s leading independent content platforms with a more than 20,000-title film and television library, a valuable portfolio of brands and franchises and a reputation for innovation. As Lionsgate’s Chief Executive Officer, Mr. Feltheimer provides a critical link to management’s perspective in Board discussions regarding the business and strategic direction of Lionsgate. With extensive experience at three different studios in the entertainment industry, Mr. Feltheimer brings an unparalleled level of strategic and operational experience to the Board, as well as an in-depth understanding of Lionsgate’s industry and invaluable relationships within the business and entertainment community.

Emily Fine

Age: 51

Independent Director Since: May 2025

Committee Membership: Nominating and Corporate Governance Committee

Residence: New York, New York

Business Experience: Ms. Fine is a principal of MHR Fund Management LLC, a New York based private equity firm that manages approximately $5 billion of capital and has holdings in public and private companies in a variety of industries. Ms. Fine joined MHR Fund Management in 2002 and is a member of the firm’s investment committee. Prior to joining MHR Fund Management, Ms. Fine served as Senior Vice President at Cerberus Capital Management, L.P. and also worked at Merrill Lynch in the Telecom, Media & Technology Investment Banking Group, where she focused primarily on media merger and acquisition transactions.

Other Directorships: Ms. Fine is a director of Starz Entertainment Corp. (NASDAQ: STRZ) since May 2025, where she is a member of the Nominating and Corporate Governance Committee. Ms. Fine also serves on the Board of Directors of Rumie Initiative, a non-profit organization dedicated to providing access to free educational content through digital microlearning. Ms. Fine served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and as a director of Old Lionsgate Parent from November 2015 to May 2025.

Qualifications: Ms. Fine brings to the Board a unique perspective of Lionsgate’s business operations and valuable insight regarding financial matters. Ms. Fine has over 25 years of investing experience and experience working with various companies in the media industry, including, as a principal of MHR Fund Management, working closely with Lionsgate over the past fifteen years.

Investor Rights Agreement: Ms. Fine serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Michael T. Fries

Age: 63

Independent Director Since: May 2025

Committee Membership: Compensation Committee, Transaction Committee

Residence: Denver, Colorado

Business Experience: Mr. Fries has served as the Chief Executive Officer of Liberty Global, plc (“Liberty Global”) (Nasdaq: LBTYA, LBTYB, LBTYK) since June 2005. Mr. Fries was Chief Executive Officer of UnitedGlobalCom LLC (“UGC”) from January 2004 until the businesses of UGC and Liberty Media International, Inc. were combined to form Liberty Global.

Other Directorships: Mr. Fries is also Executive Chairman of Liberty Latin America Ltd. (since December 2017) (Nasdaq: LILA) and a director of Grupo Televisa S.A.B. (since April 2015) (NYSE: TV; BMV: TLEVISA CPO). Mr. Fries serves as a board member of CableLabs®, as a trustee and finance committee member of The Paley Center for Media and as an ICT Governor of the World Economic Forum. Mr. Fries served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and as a director of Old Lionsgate Parent from November 2015 to May 2025.

Qualifications: As an executive officer of Liberty Global and co-founder of its predecessor, Mr. Fries has overseen its growth into a world leader in converged broadband, mobile and video communications and an active investor in cutting-edge infrastructure, content and technology businesses through its $3 billion ventures platform. Liberty Global delivers next generation products through advanced fiber and 5G networks in five core European markets, and currently provides over 85 million connections across Europe and the U.K. Liberty Global’s joint ventures in the U.K. and the Netherlands generate combined annual revenue of over $18 billion, while remaining operations generate consolidated revenue of more than $7 billion. Through its substantial scale and commitment to innovation, Liberty Global is building Tomorrow’s Connections Today, investing in the infrastructure and platforms that empower customers and deploying the advanced technologies that nations and economies need to thrive. Mr. Fries’ significant executive experience in building and managing international distribution and programming businesses, in-depth knowledge of all aspects of a global telecommunications business and responsibility for setting the strategic, financial and operational direction for Liberty Global contributes to the Board’s consideration of the strategic, operational and financial challenges and opportunities of Lionsgate’s business, and strengthens the Board’s collective qualifications, skills and attributes.

Investor Rights Agreement: Mr. Fries serves as the designee of Liberty under the Investor Rights Agreement (discussed below).

John D. Harkey, Jr.

Age: 64

Independent Director Since: June 2023

Committee Membership: Audit & Risk Committee (Chair)

Residence: Dallas, Texas

Business Experience: Mr. Harkey has served as the principal and founder of JDH Investment Management, LLC, an investment advisory firm, since 2007, and as chairman and chief executive officer of Consolidated Restaurant Operations, Inc., a full-service and franchise restaurant company, since 1998. Mr. Harkey is also co-founder, and serves on the board of directors, of Cessation Therapeutics, a developer of vaccines for addictions to fentanyl, heroin and nicotine, since June 2018. Mr. Harkey is also a co-founder and executive chairman of the board of Dialectic Therapeutics, Inc. which is developing cancer immunotherapies, since November 2018. In addition, he was a co-founder of AveXis, Inc., a biotechnology company, from 2010 until it was acquired in 2018 by Novartis AG, and served as executive chairman from 2010 to 2015. Mr. Harkey holds a B.B.A. in Business Honors from the University of Texas at Austin, a J.D. from the University of Texas School of Law, and an M.B.A. from Stanford Graduate School of Business.

Other Directorships: Mr. Harkey serves as chairman of privately-held Veterinary Service, Inc., as well as several non-profit organizations. He previously served on the board of directors of Sumo Logic, Inc. until its acquisition by Francisco Partners in May 2023, Loral Space & Communications Inc. until its merger with Telesat Canada in November 2021, Emisphere Technologies, Inc. until its acquisition by Novo Nordisk in December 2020, and Zuora, Inc. until is acquisition by Silver Lake in February 2025. Mr. Harkey also served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and as a director of Old Lionsgate Parent from June 2023 to May 2025.

Qualifications: Mr. Harkey has extensive operational experience as a private investor and chief executive in both public and private companies across a wide range of industries. Mr. Harkey’s qualifications and expertise, including executive leadership, global management, business development and strategy, growth and operational scaling, finance and accounting, legal, regulatory and compliance matters, and public company board experience, are invaluable to the Board.

Investor Rights Agreement: Mr. Harkey serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Susan McCaw

Age: 63

Independent Director Since: May 2025

Committee Membership: Audit & Risk Committee, Compensation Committee

Residence: North Palm Beach, Florida

Business Experience: Ms. McCaw is the President of SRM Capital Investments, a private investment firm. Before this, Ms. McCaw served as President of COM Investments, a position she held from April 2004 to June 2019 except while serving as U.S. Ambassador to the Republic of Austria from November 2005 to December 2007. Prior to April 2004, Ms. McCaw was the Managing Partner of Eagle Creek Capital, a private investment firm investing in private technology companies, a Principal with Robertson, Stephens & Company, a San Francisco-based technology investment bank, and an Associate in the Robertson Stephens Venture Capital Group. Earlier in her career, Ms. McCaw was a management consultant with McKinsey & Company.

Other Directorships: Ms. McCaw is a director of Air Lease Corporation (NYSE: AL) and member of their Leadership Development and Compensation Committee. Ms. McCaw is the chair of the Hoover Institution and a board member of the Ronald Reagan Presidential Foundation & Institute. She is also a founding board member of the Malala Fund and serves as the chair of the Knight-Hennessy Scholars Global Advisory Board. Ms. McCaw is also Trustee Emerita of Stanford University. Ms. McCaw holds a Bachelor’s Degree in Economics from Stanford University and a Masters of Business Administration from Harvard Business School. Ms. McCaw served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and as a director of Old Lionsgate Parent from September 2018 to May 2025.

Qualifications: Ms. McCaw brings a wealth of experience and invaluable relationships in global business and capital markets to the Board through her private sector background in investment banking and investment management, as well as her distinguished public service as a former U.S. Ambassador. Ms. McCaw’s experience both as an investor and diplomat brings broad and meaningful insight to the Board’s oversight of Lionsgate’s business.

Yvette Ostolaza

Age: 60

Independent Director Since: May 2025

Committee Membership: Nominating and Corporate Governance Committee (Chair)

Residence: Dallas, Texas

Business Experience: Since October 2013, Ms. Ostolaza has been a partner at Sidley Austin LLP, an international law firm with 21 offices located in four continents and over $3.4 billion in revenue. She currently serves as Sidley’s Management Committee Chair and as a member of the firm’s Executive Committee. Ms. Ostolaza has also served on a number of nonprofit organizations as a board member or trustee. She regularly advises companies and boards in governance, crisis management, internal investigations, and litigation matters. Ms. Ostolaza was recently named to CNBC’s 2024 inaugural list of 50 “Changemakers: Women Transforming Business” and Forbes 2024 America’s Top 200 Lawyers. She has received awards for her leadership, legal work, and community involvement, including the American Bar Association’s Margaret Brent Award in 2023, Girls, Inc.’s “Woman of Achievement” award, Hispanic National Bar Law Firm Leader of 2022, Texas Lawyer’s Lifetime Achievement Award, and one of 20 “Women of Excellence” nationally by Hispanic Business magazine. In 2018, she received the Anti-Defamation League’s Schoenbrun Jurisprudence Award for her outstanding leadership and exemplary contributions to the community.

Other Directorships: Ms. Ostolaza served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and as a director of Old Lionsgate Parent from December 2019 to May 2025.

Qualifications: Ms. Ostolaza has dedicated her career building a global practice advising public and private companies, board committees, and directors and officers in litigation, investigations, shareholder activism, regulatory, governance, and crisis management matters across a wide variety of industries. This breadth of experience offers invaluable insight and counsel to the Board’s oversight of Lionsgate’s business.

Mark H. Rachesky, M.D.

Age: 66

Independent Director Since: May 2025

Committee Membership: Compensation Committee, Transaction Committee (Ex Officio Member)

Residence: New York, New York

Business Experience: Dr. Rachesky is Founder and Chief Investment Officer of MHR Fund Management LLC, a New York-based private equity firm that manages approximately $5 billion of capital and has holdings in public and private companies across a variety of industries.

Other Directorships: Dr. Rachesky is a director and the co-Chair of the Compensation and Talent Committee of Starz Entertainment Corp. (NASDAQ: STRZ) since May 2025, the Non-Executive Chairman of the Board of Directors, member of the Nominating Committee and the Human Resources and Compensation Committee of Telesat Corporation (Nasdaq: TSAT), and a director and member of the Nominating Committee, the Corporate Governance Committee and the Compensation Committee of Titan International, Inc. (NYSE: TWI). Dr. Rachesky formerly served on the Board of Directors of Loral Space & Communications Inc. until its merger with Telesat Canada in November 2021, on the Board of Directors of Navistar International Corporation (NYSE: NAV) until its merger with Traton SE in July 2021, and on the Board of Directors of Emisphere Technologies Inc. until it was acquired by Novo Nordisk in December 2020. Dr. Rachesky also serves on the Board of Directors of Mt. Sinai Hospital Children’s Center Foundation, the Board of Advisors of Columbia University Medical Center, as well as the Board of Overseers of the University of Pennsylvania. Dr. Rachesky served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and as a director of Old Lionsgate Parent from September 2009 to May 2025.

Qualifications: Dr. Rachesky has demonstrated leadership skills as well as extensive financial expertise and broad-based business knowledge and relationships. In addition, as the Chief Investment Officer of MHR Fund Management LLC, with a demonstrated investment record in companies engaged in a wide range of businesses over the last 25 plus years, together with his experience as chair and director of other public and private companies, Dr. Rachesky brings broad and insightful perspectives to the Board relating to economic, financial and business conditions affecting Lionsgate and its strategic direction.

Investor Rights Agreement: Dr. Rachesky serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Richard Rosenblatt

Age: 55

Independent Director Since: May 2025

Committee Memberships: Nominating and Corporate Governance Committee, Transaction Committee

Residence: Los Angeles, California

Business Experience: Mr. Rosenblatt is a serial entrepreneur who has built, operated, taken public and/or sold several high-profile Internet media companies including Demand Media Inc., Intermix Media, Inc., Myspace LLC and iMall. Mr. Rosenblatt has continued his entrepreneurial journey by co-founding several tech/media companies, such as Whip Media Group (where he served as Chair and Chief Executive Officer from January 2014 to October 2023) and D’Amelio Brands (co-founded in February 2022 with the D’ Amelio family to bring high quality products to their engaged audience), and has entered into the emerging Web3 space. Since February 2021, Mr. Rosenblatt serves as Co-Founder and Co-Chairman of Autograph, a first-of-its-kind experience-driven Web3 platform for sports, with his partner, Tom Brady. In December 2021, Mr. Rosenblatt also Co-Founded and Chaired Adim with Robert McElhenney, a Web3 platform that connects content creators and fans to create the next generation of content networks. Adim is being renamed INCENTION, with a focus on bringing IP to the blockchain for safe and protected development by the IP’s fans/community. Mr. Rosenblatt also serves as senior advisor to a number of firms, including Draft Kings, a16z Crypto and Fifth Down Capital. Fortune Magazine has recognized him as one of “The 50 Smartest People in Tech” and The Los Angeles Business Journal named Mr. Rosenblatt one of the “Most Admired CEOs.” A Southern California native, Mr. Rosenblatt holds a B.A. from UCLA and a J.D. from USC Law School. In 2016, he was inducted into the USC Marshall School of Business Entrepreneurs Hall of Fame.

Other Directorships: Mr. Rosenblatt served on the Board of Directors of Draft Kings from April 2020 to April 2021 (and its predecessor from January 2018 to April 2020).

Qualifications: Mr. Rosenblatt is well qualified to serve on the Board—his extensive experience as an executive in the media and entertainment industry and experience guiding companies through transformational events, position him to provide valuable strategic insight and leadership to the Board.

Harry E. Sloan

Age: 75

Independent Director Since: March 2025

Committee Membership: Compensation Committee (Chair), Transaction Committee

Residence: Los Angeles, California

Business Experience: Mr. Sloan is a founder, public company chief executive officer and a leading investor in the media, entertainment and technology industries. Mr. Sloan is the Chairman and CEO of Eagle Equity Partners II, LLC (“Eagle Equity”). Under Mr. Sloan’s leadership, Eagle Equity has acquired and taken public, through special purpose acquisition companies, several digital media companies including, during 2020, DraftKings, Inc. (Nasdaq: DKNG) (“DraftKings”) and Skillz Inc. (NYSE: SKLZ). Mr. Sloan has been at the forefront and evolution of the video gaming industry as one of the founding investors and a Board Member of Zenimax/ Bethesda Game Studios, the award-winning studio acquired by Microsoft in March 2021. Mr. Sloan co-founded Soaring Eagle Acquisition Corp., which raised $1.725 billion in its initial public offering in February 2021, and in September 2021, completed its initial business combination with Ginkgo Bioworks Holdings, Inc. (NYSE: DNA) (“Ginkgo”). In January 2022, Mr. Sloan and his partners launched Screaming Eagle Acquisition Corp., which became LG Studios (NYSE: LION) in May 2024. Earlier in his career, Mr. Sloan was Chairman and Chief Executive Officer of MGM Studios and founded and led two public companies in the entertainment media arena, New World Entertainment and SBS Broadcasting, S.A. Mr. Sloan was also one of the founding investors of Lionsgate and served as Lionsgate’s Non-Executive Chairman from 2004 to 2005. In May 2023, Mr. Sloan was appointed by President Biden as a member of the United States Holocaust Memorial Council.

Other Directorships: Mr. Sloan is a director and member of the Audit and Risk Committee of Starz Entertainment Corp. (NASDAQ: STRZ) since May 2025, a member of the Board of Directors and a member of the Audit Committee of Ginkgo, and Vice Chairman of the Board of Directors and Chair of the Nominating and Corporate Governance Committee of DraftKings. Mr. Sloan served as a director of Legacy Lionsgate Studios from May 2024 to May 2025, and as a director of Old Lionsgate Parent from December 2021 to May 2025.

Qualifications: Mr. Sloan’s extensive experience as an international media investor, entrepreneur, and studio executive uniquely qualifies him to serve on the Board. Mr. Sloan’s wealth of strategic and operational expertise will offer valuable insights and will contribute meaningfully to Lionsgate’s strategic direction and decision-making processes.

Investor Rights Agreement

On May 6, 2025, Lionsgate entered into an investor rights agreement with MHR Fund Management LLC and affiliated funds (“MHR Fund Management”), Liberty Global Ventures Limited and Liberty Global Ltd. (collectively, “Liberty”) (as amended from time to time, the “Investor Rights Agreement”). The Investor Rights Agreement provides that, among other things, (i) for so long as funds affiliated with MHR Fund Management beneficially own at least 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include three (3) designees of MHR Fund Management (at least one of whom will be an independent director and will be subject to approval by the Lionsgate Board of Directors) on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders, (ii) for so long as funds affiliated with MHR Fund Management beneficially own at least 7,500,000, but less than 10,000,000, of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include two designees of MHR Fund Management on its slate of director nominees for election at each future annual general meeting of Lionsgate’s shareholders, and (iii) for so long as funds affiliated with MHR Fund Management beneficially own at least 5,000,000, but less than 7,500,000, of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of MHR Fund Management on its slate of director nominees for election at each future annual general meeting of Lionsgate’s shareholders. Dr. Rachesky, Emily Fine and John D. Harkey, Jr. were appointed as the designees of MHR Fund Management to the Board pursuant to the Investor Rights Agreement.

In addition, the Investor Rights Agreement provides that for so long as Liberty (together with certain of its affiliates) beneficially own at least 5,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of Liberty on its slate of director nominees for election to the Board at each future annual general meeting of Lionsgate’s shareholders. Michael T. Fries was appointed as the designee of Liberty to the Board under the Investor Rights Agreement.

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

Executive Officers

The following is a list of our executive officers followed by their biographical information (other than for Mr. Feltheimer, whose biographical information appears above). Ages are as of July 18, 2025.

Name	Age	Position
Jon Feltheimer	73	Chief Executive Officer
Michael Burns	66	Vice Chair
James W. Barge	69	Chief Financial Officer
Brian Goldsmith	52	Chief Operating Officer
Bruce Tobey	66	Executive Vice President and General Counsel

Michael Burns has been Lionsgate’s Vice Chair since May 2025. From March 2000 to May 2025, Mr. Burns served as the Vice Chair of Old Lionsgate Parent, and from May 2024 to May 2025, as the Vice Chair of Legacy Lionsgate Studios. Mr. Burns served as Managing Director and Head of Prudential Securities Inc.’s Los Angeles Investment Banking Office from 1991 to March 2000.

James W. Barge has been Lionsgate’s Chief Financial Officer since May 2025. From October 2013 to May 2025, Mr. Barge served as Chief Financial Officer of Old Lionsgate Parent, and from May 2024 to May 2025, as Chief Financial Officer of Legacy Lionsgate Studios. From October 2010 to November 2012, Mr. Barge served as the Executive Vice President, Chief Financial Officer of Viacom, Inc. (having served as its Executive Vice President, Controller, Tax and Treasury since January 2008), where he was responsible for overseeing all aspects of the company’s global finances and capital structure, as well as information technology, risk management and internal audit activities. Prior to joining Viacom, Mr. Barge served as Senior Vice President, Controller and Chief Accounting Officer (from October 2002 to December 2007) and Vice President and Controller (from February 2000 to October 2002) of Time Warner Inc., where he was responsible for the company’s overall financial planning, reporting and analysis, including budgeting and long-range planning, and led several shared service and global process improvement initiatives. Mr. Barge joined Time Warner in March 1995 as Assistant Controller. Prior to joining Time Warner, Mr. Barge held several positions at Ernst & Young, including Area Industry Leader of the Consumer Products Group and National Office Partner, where he was responsible for the resolution of SEC accounting and reporting issues. Mr. Barge is the Chair of the Audit Committee and a member of the Nominating and Governance Committee of Scholastic Corporation (NASDAQ: SCHL).

Brian Goldsmith has been Lionsgate’s Chief Operating Officer since May 2025. From October 2012 to May 2025, Mr. Goldsmith served as Chief Operating Officer of Old Lionsgate Parent, and its Executive Vice President, Corporate Development and Strategy, from September 2008 to October 2012. From May 2024 to May 2025, Mr. Goldsmith served as Chief Operating Officer of Legacy Lionsgate Studios. Prior to that, Mr. Goldsmith served as the Chief Operating Officer and Chief Financial Officer of Mandate Pictures, LLC.

Bruce Tobey has been Lionsgate’s Executive Vice President and General Counsel since May 2025. From March 2023 to May 2025, Mr. Tobey served as Chief Financial Officer of Old Lionsgate Parent, and from May 2024 to May 2025, as Chief Financial Officer of Legacy Lionsgate Studios. Prior to that, Mr. Tobey was a partner at O’Melveny & Myers LLP, where he worked from August 2012 to March 2023. Prior to joining O’Melveny & Myers LLP, Mr. Tobey also served as Chief Operating Officer at CBS Films from March 2007 to December 2010, as Executive Vice President at Paramount Pictures Corporation from February 2001 to August 2005, and as a partner at Troop Steuber Pasich Reddick & Tobey, LLP (and its predecessor firm), where he worked from May 1986 to March 2000.

Appointment of Executive Officers

Lionsgate’s officers are appointed and serve at the discretion of the Board. The employment agreements for the Named Executive Officers (as defined under Item 11, Executive Compensation below) are described in “— Executive Compensation Information of Lionsgate — Description of Employment Agreements” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Lionsgate’s executive officers and directors and persons who own more than 10% of a registered class of Lionsgate’s equity securities to file reports of ownership and changes in ownership with the SEC. As an administrative matter, Lionsgate assists its executive officers and directors by monitoring transactions and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms we received, or representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal 2025, our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Ethics

Lionsgate has a Code of Business Conduct and Ethics that applies to all its directors, officers and employees (and, where applicable, to its suppliers, vendors, contractors and agents) and is available on its website at https://investors.lionsgate.com/governance/governance-documents, and can be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary. Lionsgate will disclose on its website any waivers of, or amendments to, the code that applies to Lionsgate’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or persons performing similar functions.

Role of the Board and Corporate Governance Guidelines

Lionsgate’s corporate governance practices are embodied in its Corporate Governance Guidelines established by the Board. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

•

the Board review and regularly monitor the effectiveness of Lionsgate’s fundamental operating, financial and other business plans, policies and decisions, including the execution of its strategies and objectives;

•	the Board act in the best interest of Lionsgate to enhance long-term shareholder value;

•	a majority of the members of the Board be independent directors;

•	the independent directors meet at least quarterly in executive session, or otherwise as needed;

•	directors have unimpeded access to management and, as necessary and appropriate, independent advisors; and

•	the Board and its committees conduct annual self-evaluations to determine whether they are functioning effectively.

The full text of the key practices and procedures of the Board are outlined the Corporate Governance Guidelines available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary, at either of its principal executive offices.

Board Committees and Responsibilities

The Board has a standing Audit & Risk Committee, Compensation Committee, Nominating and Corporate Governance Committee and Transaction Committee. The table below provides current membership information for its standing committees, as well as meeting information for such committees.

	Audit & Risk Committee	Compensation Committee	Nominating & Corporate Governance Committee	Transaction Committee

Gordon Crawford*

Jon Feltheimer

Emily Fine*

Michael T. Fries*

John D. Harkey, Jr.*

Susan McCaw*

Yvette Ostolaza*

Mark H. Rachesky, M.D.*				**

Richard Rosenblatt*

Harry E. Sloan*

*Independent Director ** Ex Officio Member	Chair	Member	Financial Expert

Audit & Risk Committee

Messrs. Harkey (Chair), Crawford and Ms. McCaw are the current members of the Audit & Risk Committee.

The Audit & Risk Committee is governed by a written charter adopted by the Board, which is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Pursuant to its charter, the duties and responsibilities of the Audit & Risk Committee include, among other things, the following:

•	overseeing the integrity of Lionsgate’s financial statements, accounting and financial reporting processes;

•	overseeing Lionsgate’s exposure to risk and compliance with legal and regulatory requirements;

•	overseeing the independent auditor’s qualifications and independence;

•	overseeing the performance of Lionsgate’s internal audit function and independent auditor;

•	overseeing the development, application and execution of all Lionsgate’s risk management and risk assessment policies and programs;

•	preparing the reports required by applicable SEC and Canadian securities commissions’ disclosure rules; and

•	reviewing and providing oversight over Lionsgate’s information technology and cybersecurity risk, policies and procedures.

The Board has determined that each member of the Audit & Risk Committee qualifies as an “independent” director under the New York Stock Exchange listing standards and the enhanced independence standards applicable to audit committee members pursuant to Rule 10A-3(b)(1) under the Exchange Act, and that each member of the Audit & Risk Committee is “independent” and “financially literate” as prescribed by Canadian securities laws, regulations, policies and instruments. Additionally, the Board has determined that Mr. Harkey is an “audit committee financial expert” under applicable SEC rules and has “accounting or related financial management expertise” under the New York Stock Exchange listing standards.

Compensation Committee

Messrs. Sloan (Chair), Fries, Rachesky and Ms. McCaw are the current members of the Compensation Committee.

The Compensation Committee is governed by a written charter adopted by the Board, which is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Pursuant to its charter, the duties and responsibilities of the Compensation Committee include, among other things, the following:

•

reviewing, evaluating and making recommendations to the Board with respect to management’s proposals regarding Lionsgate’s overall compensation policies and practices and overseeing the development and implementation of such policies and practices;

•	evaluating the performance of and reviewing and approving the level of compensation for Lionsgate’s Chief Executive Officer and Vice Chair;

•

in consultation with Lionsgate’s Chief Executive Officer, considering and approving the selection, retention and remuneration arrangements for other executive officers and employees of Lionsgate with compensation arrangements that meet the requirements for Compensation Committee review, and establishing, reviewing and approving compensation plans in which such executive officers and employees are eligible to participate;

•

reviewing and recommending for adoption or amendment by the Board and, when required, Lionsgate’s shareholders, incentive compensation plans and equity compensation plans and administering such plans and approving award grants thereunder to eligible persons; and

•	reviewing and recommending to the Board compensation for the Board and committee members.

The Compensation Committee is also authorized, after considering such independence factors as may be required by the New York Stock Exchange rules, the Canadian Securities Administrators, or by applicable SEC rules, to retain independent compensation consultants and other outside experts or advisors as it believes to be necessary or appropriate to carry out its duties. See “— Compensation Discussion and Analysis of Lionsgate” for additional discussion of the Compensation Committee’s role and responsibilities, including a discussion on the role of Lionsgate’s compensation consultant in fiscal 2025.

Lionsgate’s executive officers, including the Named Executive Officers (defined below), do not have any role in determining the form or amount of compensation paid to the Named Executive Officers and Lionsgate’s other senior executive officers (other than Lionsgate’s Chief Executive Officer, who makes recommendations to the Compensation Committee with respect to compensation paid to the other Named Executive Officers (other than Lionsgate’s Vice Chair)). The Board has determined that each member of the Compensation Committee qualifies as an “independent” director under the New York Stock Exchange listing standards, the standards of the Canadian Securities Administrators, and the enhanced independence standards applicable to compensation committee members under the New York Stock Exchange listing standards. In making its independence determination for each member of the Compensation Committee, the Board considered whether the director has a relationship with Lionsgate that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Nominating and Corporate Governance Committee

Mmes. Ostolaza (Chair), Fine and Mr. Rosenblatt are the current members of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is governed by a written charter adopted by the Board which is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Pursuant to its charter, the duties and responsibilities of the Nominating and Corporate Governance Committee include, among other things, the following:

•	identifying, evaluating and recommending individuals qualified to become members of the Board, consistent with criteria approved by the Board;

•	considering and recommending to the Board the director nominees for each annual meeting of shareholders, the Board committees and the Chairpersons thereof;

•

periodically reviewing Lionsgate’s activities and practices regarding corporate responsibility and environmental, social and related governance (“ESG”) matters that are significant to Lionsgate, oversee Lionsgate’s public reporting on these topics and receive updates from Lionsgate’s management committee responsible for significant ESG activities;

•	reviewing Lionsgate’s human capital management policies, programs and initiatives focused on Lionsgate’s culture, talent development, retention, and diversity and inclusion;

•	developing and recommending to the Board a set of corporate governance guidelines applicable to Lionsgate and assisting in the oversight of such guidelines; and

•	overseeing the evaluation of the Board and management.

The Board has determined that each member of the Nominating and Corporate Governance Committee qualifies as an “independent” director under the New York Stock Exchange listing standards and the applicable standards of the Canadian Securities Administrators.

Transaction Committee

Messrs. Crawford (Chair), Fries, Rosenblatt and Sloan are the current members of the Transaction Committee, with Dr. Rachesky serving as an ex officio member.

The Transaction Committee is governed by a written charter adopted by the Board which is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Pursuant to its charter, the Transaction Committee is responsible for evaluating potential strategic transactions, overseeing related communications and negotiations, and making recommendations to the Board regarding any proposed transaction.

Each member of the Transaction Committee qualifies as an “independent” director under the NYSE listing standards.

Shareholder Communications

The Board recognizes the importance of providing Lionsgate shareholders and interested parties with a means of direct communication with the members of the Board. Shareholders and interested parties who would like to communicate with the Chair of the Board or its non-employee directors may do so by writing to the Board or its non-employee directors, care of Lionsgate’s Corporate Secretary, at either of its principal executive offices. Additionally, shareholder recommendations for director nominees are welcome and should be sent to Lionsgate at 2700 Colorado Avenue, Santa Monica, California 90404, who will forward such recommendations to the Chair of the Nominating and Corporate Governance Committee. The full text of Lionsgate’s Policy on Shareholder Communications is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Explanatory Note

Prior to the Separation (defined below), Lionsgate Studios Corp. (formerly trading on the Nasdaq Stock Market under the ticker symbol LION) (“Legacy Lionsgate Studios”) was a subsidiary of Lions Gate Entertainment Corp. (formerly trading on the New York Stock Exchange under the ticker symbols LGF.A and LGF.B) (“Old Lionsgate Parent”), and included the company’s motion picture and television studio operations (collectively referred to as the “Studio Business”).

On May 6, 2025, Old Lionsgate Parent completed the separation of its Studio Business from its STARZ-branded premium subscription platform (the “Starz Business”) through a series of transactions contemplated by an arrangement agreement dated January 29, 2025, as amended on March 12, 2025 (the “Separation”).

As a result, (1) a new Lionsgate Studios Corp. (trading on the New York Stock Exchange under the ticker symbol LION) (herein after referred to as the “Company,” “Lionsgate,” “we,” “us,” or “our”) now holds, directly and through subsidiaries, the Studio Business, and (2) Old Lionsgate Parent, which was renamed Starz Entertainment Corp. (“Starz”) (trading on the Nasdaq Stock Market under the ticker symbol STRZ) now holds, directly and through subsidiaries, the Starz Business.

Following the transactions, the former named executive officers of Old Lionsgate Parent have become the named executive officers of Lionsgate, and the information regarding executive compensation and related matters with respect to such executive officers for Old Lionsgate Parent’s fiscal year ended March 31, 2025 is set forth below in this Compensation Discussion and Analysis.

Accordingly, unless otherwise noted herein, references in this Compensation Discussion and Analysis to:

(i)

the “Company,” “Lionsgate,” “we,” “us,” or “our” means Lions Gate Entertainment Corp. (or Old Lionsgate Parent) prior to completion of the transactions, and new Lionsgate Studios Corp. upon completion of the transactions;

(ii)

the “Company’s common shares” means the former common shares of Lions Gate Entertainment Corp. (or Old Lionsgate Parent), including Class A voting shares, without par value (“Class A voting shares”) and/or Class B non-voting shares, without par value (“Class B non-voting share”) prior to completion of the transactions, and the common shares of new Lionsgate Studios Corp. upon completion of the transactions; and

(iii)

the “Compensation Committee” means the former Compensation Committee of the Board of Directors of Lions Gate Entertainment Corp. (or Old Lionsgate Parent) prior to completion of the transactions, and the Compensation Committee of the Board of Directors of new Lionsgate Studios Corp. upon completion of the transactions.

Named Executive Officers

This Compensation Discussion and Analysis is designed to provide shareholders with an understanding of the Company’s executive compensation philosophy and objectives, and practices. In doing so, it describes the material elements of compensation at the Company awarded to, earned by, or paid to, the individuals who served as our principal executive officer, principal financial officer, and three other most highly compensated executive officers for fiscal 2025 (the “Named Executive Officers”). The Named Executive Officers for fiscal 2025 include the following:

Named Executive Officer	Position
Jon Feltheimer	Chief Executive Officer
Michael Burns	Vice Chair
James W. Barge	Chief Financial Officer
Brian Goldsmith	Chief Operating Officer
Bruce Tobey	Executive Vice President and General Counsel

Executive Summary

Who We Are

(1) Includes wide-release, multi-platform and direct-to-platform titles. (2) Fiscal year ended March 31, 2025 (3) Includes scripted television, unscripted television, programming syndicated by wholly-owned subsidiaries Debmar/Mercury and Pilgrim Media Group, and distribution as of March 31, 2025. Does not include 3 Arts Entertainment executive-produced series. (4) Average across scripted and unscripted content from fiscal 2019 through March 31, 2025; does not include programming syndicated by Debmar/Mercury. (5) Fiscal year ended March 31, 2025; includes film and television revenues; reported library revenue defined as revenue earned after first cycle of sales which generally includes theatrical revenue, first six months of home entertainment sales, first pay television contract and minimum guarantees from first international sales. (6) Includes created and acquired content.

Film Franchises

SILVER
LININGS

STALLONE
RAMBO
THE FIGHT CONTINUES

KILL
BILL
VOLUME 1

reservoir
dogs
Every dog has his day

INGLOURIOUS
BASTERDS

NFL
DRAFT
DAY

crash

MONSTER'S
BALL

AMERICAN PSYCHO

EXPENDABLES

THE
BLAIR WITCH
PROJECT

BAD MOMS
PARTY LIKE A MOTHER

DIVERGENT

CONFIDENTIAL
MICHAEL MOORE
FAHRENHEIT 9/11

precious
Based on the novel PUSH
by sapphire

wonder

SCRE4M

19
17

3:10 TO YUMA

MY BLOODY
VALENTINE

Step Up

Knives Out

WARRIOR

Television Franchises

Ghosts

*Renewed for seasons 5 and 6
*One of top 10 Nielsen-rated shows
* #1 sitcom on CBS among key demographics

THE
ROOKIE

*Renewed for season 8 (ABC)
* Spinoff in development (ABC)
*One of top 10 Nielsen-rated shows

POWER

*6 seasons
*3 spinoffs
* 9.5 million multi-platform viewers a piece
* Additional spinoffs in development

ORANGE
BLACK

*7 seasons
*4 Emmy awards (21 nominations)
* First series ever licensed to Netflix
* Rights returning in the near future

MAD MEN

*7 seasons
*16 Emmy awards (116 nominations)
* 4 consecutive Best Drama Emmy's
* #1 show on THR's best television shows of the 21st century

NURSE JACKIE

*7 seasons
*5 Emmy awards (24 nominations)
* Reboot starring Edie Falco in development

weeds

* 8 seasons
*2 Emmy awards (14 nominations)
* 10 Golden Globe Nominations (1 Win)

Select Accomplishments in Fiscal 2025

Separation of the Studios Business and the Starz Business

Completed the Separation and subsequent launch of Lionsgate Studios Corp. (NYSE: LION)

and Starz Entertainment Corp. (NASDAQ: STRZ) as standalone, publicly-traded companies

Record Studio Revenue of $3.2 Billion in Year and First $1 Billion+ Quarter Studio segment revenue for fiscal 2025 and $1.1 billion in fiscal 2025 fourth quarter	Record Library Revenue of $956 Million Trailing 12-month library revenue; best ever quarterly library revenue of $340 million (fiscal 2025 fourth quarter)	Completed Integration of eOne Entertainment Added thousands of titles to library, grew portfolio of brands and franchises, capitalized on Canadian content production incentives

Over $300 Million Motion Picture Segment Profit Over $135 million segment profit in fiscal 2025 fourth quarter was best quarterly performance for Motion Pictures segment in 10 years

Key Television

Series Renewals

The Rookie (for an 8th season on ABC), Ghosts (for 5th and 6th seasons on CBS), The Studio (for a 2nd season on Apple TV+); the Sherri Shepherd show (for a 4th season in syndication); Yellowjackets (for a 4th season on Showtime)

STARZ: More than 70% Digital Revenue and Over $200 Million Segment Profit Media Networks segment (STARZ) digital revenue and segment profit for fiscal 2025

Compensation Program Goals and Principles

•   Recruit, retain and inspire top talent in a highly competitive industry

•   Align executive compensation with performance and shareholder interests

•   Foster long-term value creation through a well-balanced compensation framework

•   Maintain appropriate level of “at-risk” compensation

•   Maintain a strong “clawback” policy

•   No tax gross-ups on severance or other change in control benefits

•   No repricing or buyouts of underwater stock options/SARs without shareholder approval

•   Utilize “double trigger” change in control provisions that only provide benefits upon qualified terminations in connection with a change in control

Compensation Committee Practices

•   Engage in proactive, transparent, and ongoing investor communication

•   Assess the cost and dilutive impact of stock compensation

•   Utilize relevant peer groups and industry data for compensation decisions

• Apply performance metrics consistently across all employees, including executives • Seek guidance from an independent consultant, Pay Governance

Components of Executive Compensation

Item	Nature	Purpose	Basis

Base Salary	Fixed; Short-term	Provide degree of financial stability; Retention	Competitive within peer and industry context

Annual Incentive Bonus	At-risk; Short-term	Reward near-term performance; Promotion and contribution of business strategy; Ensure competitive compensation	Competitive within peer and industry context; Performance-based, with defined target opportunity

Long-Term Incentive Awards	At-risk Long-term	Retention; Reward long-term performance; Align with shareholder interests	Competitive within peer and industry context; Time and performance-based equity, vesting in tranches over multiple years

Determination of Annual Incentive Bonuses For Fiscal 2025

Financial Metrics Utilized

- Segment Profit
- Adjusted OIBDA

Performance Metrics Utilized

Corporate
Divisional
Individual

½ Corporate Performance

Overall Company performance utilizing Adjusted OIBDA

½ Divisional Performance

Overall performance of each operating division utilizing segment profit

Individual Performance

Discretion to consider individual achievements and contributions of each executive

For more information on the compensation of the Named Executive Officers, please see the Summary Compensation Table below.

Shareholder Engagement

We are committed to maintaining a proactive shareholder engagement program that facilitates open, transparent, and ongoing dialogue with our investors and other key stakeholders. Throughout the year, we actively engage with shareholders to solicit their perspectives on a broad range of important topics, including Company performance and long-term strategy, corporate governance practices, executive compensation, and key environmental, social, and governance priorities. These engagements provide valuable insights that help shape our governance practices, refine our strategic direction, and enhance the quality and relevance of our public disclosures. Feedback received from shareholders is regularly communicated to our Board of Directors and relevant committees, ensuring that investor perspectives are meaningfully incorporated into the oversight and decision-making processes of the Company.

Investor Conferences and Meetings

In fiscal 2025, we conducted engagement with 37 of our top 50 shareholders, including many of our largest actively managed institutional investors, representing approximately 81% of the Company’s outstanding common stock (excluding shares held by officers and directors). This outreach underscores our commitment to transparency, responsiveness, and alignment with the interests of our long-term shareholders. Actions we took in response to feedback from our shareholders are noted below.

Investor Meetings

✓ Held more than 100 virtual and in-person meetings with investors throughout the year, engaging with all of the Company’s analysts and top 25 shareholders.

✓ Meetings were led by key members of our executive team, including our Chief Executive Officer, Vice Chair, Chief Financial Officer, Head of Investor Relations, Chair of the Motion Picture Group, Chair of the Television Group, and President, Worldwide Television & Digital Distribution, and also featured participation by members of our Board of Directors, underscoring the Board of Directors’ active role in shareholder engagement and oversight.

Investor Conferences

✓ Senior members of our management team participated in several high-profile investor conferences, providing valuable opportunities to connect directly with existing and potential investors. These included:

•  The Morgan Stanley Tech, Media &Telecom Conference;

•  The Deutsche Bank Media, Internet and Telecom Conference;

•  Raymond James Institutional Investor Conference;

•  UBS Global Media & Communications Conference;

•  Wells Fargo TMT Summit;

•  Barclays Communications and Content Symposium; and

•  The Gabelli Media & Sports Symposium.

2024 Annual General and Special Meeting of Shareholders

At our 2024 Annual General and Special Meeting of Shareholders, held on April 23, 2025, shareholders demonstrated strong support for our executive compensation program, with approximately 80% of votes cast voted in favor of the Company’s executive compensation program (referred to as a “say-on-pay proposal”). We view this outcome as a validation of our continued efforts to ensure that our compensation practices are performance-based, aligned with shareholder interests, and designed to support the long-term success of the Company.

We remain committed to fostering a culture of accountability, transparency, and active dialogue, and we will continue to prioritize meaningful engagement as a critical component of our corporate governance framework.

Key Actions in Response to Shareholder Engagement

Key Actions in Response to Shareholder Engagement

✓ Eliminated dual-class share structure by consolidating Class A voting shares and Class B non-voting shares into one class of common shares

✓ Aligned voting power with economic interests

✓ Streamlined capital structure to reduce complexity

✓ Increased appeal to both retail and institutional investors

✓ Created a more straightforward and accessible investment opportunity

✓ Enhanced stock liquidity

✓ Fiscal 2025 annual incentive bonuses paid in mix of cash and equity

✓ Majority of awards for the Company’s Chief Executive Officer delivered in the form of restricted share units with respect to the Company’s common shares, which vest on the first anniversary of grant

✓ Equity-based approach reinforces alignment with shareholder interests and reflects continued focus on long-term value creation

✓ Fiscal 2025 grants of annual long-term incentive awards made exclusively in the form of restricted share units

✓ Grants made at 85% of target (reflecting actual adjusted OIBDA for fiscal 2025 reaching approximately 85% of plan, as discussed below)

✓ Half subject to performance-vesting requirements

✓ Reinforces link between executive compensation and achievement of strategic goals

✓ Continued to utilize Adjusted OIBDA and segment profit as performance metrics to determine fiscal 2025 annual incentive bonuses

✓ Adopted shareholder rights plan

✓ Protects interests of all shareholders

✓ Enables shareholders to realize value of their investment at a time of significant market volatility

✓ Helps ensure Board of Directors’ ability to fulfill fiduciary responsibilities and duties to the Company and its shareholders

✓ Amended Company’s Articles to eliminate the ability of chair of a meeting of the Board of Directors to have a second or casting vote in event of a tied vote

Key Features of Our Executive Compensation Program

The Compensation Committee believes that our executive compensation program aligns the interests of the Named Executive Officers with the Company’s long-term strategic direction and the interests of our shareholders. Key features of our program include:

•	Market-Competitive Pay – compensation decisions are informed by peer group and industry benchmarks.

•	Performance-Based Compensation – a significant portion of executive pay is “at risk,” with annual incentives and long-term equity awards tied to performance.

•	Balanced Structure – the program includes a mix of fixed salary, short-term incentives and long-term variable compensation.

•	Committee Discretion – the Compensation Committee retains certain discretion in assessing performance and determining payouts under the annual incentive plan and performance-based equity awards.

•	Limited Perquisites – benefits and perquisites are modest and aligned with market practices.

We maintain employment agreements with Named Executive Officers to promote management stability while adhering to best practices generally favored by shareholders. These agreements:

•	Exclude “single-trigger” provisions, meaning equity awards and other benefits do not automatically accelerate upon a change in control.

•	Do not provide tax gross-ups on excess parachute payments.

•	Allow severance in connection with a change in control only in cases of involuntary terminations or “good reason” terminations, which we consider constructive terminations of employment.

Equity awards for Named Executive Officers are generally determined as part of new or amended employment agreements, specifying the value of grants to be made annually over the term, with the Compensation Committee having discretion to determine the type and terms of such grants each year. While the Company does not typically issue equity grants outside this framework, it may award annual bonuses in cash and/or equity and retains discretion to grant equity awards in other circumstances as deemed appropriate by the Compensation Committee.

Program Objectives

The Company’s executive compensation program is designed to drive long-term shareholder value by attracting, motivating, and retaining top senior talent. The Compensation Committee structures the program to reward sustained financial and operational performance, align executive interests with shareholders, and promote long-term leadership stability. A substantial portion of executive compensation is performance-based, with annual and long-term incentives awarded only when performance targets are met.

Compensation Practices

What We Do	What We Don’t Do

✓  Pay for Performance: A significant majority of our executives’ target compensation is “at risk” in the form of annual and long-term incentive awards tied to pre-established performance goals aligned with our short- and long-term objectives and/or the value of our stock price.

× No Tax Gross-ups: We do not provide tax reimbursements or gross-ups on severance or change-in-control payments.

✓ Use Performance Metrics: Our annual bonus and long-term incentive programs incorporate individual, group, and company-wide financial and operational performance measures.	× No Pension Plans or Special Retirement Programs for Executive Officers: We do not offer defined benefit pension plan or supplemental retirement plan for executives.

✓  Risk Mitigation: Our compensation program has provisions to mitigate undue risk, including caps on the maximum level of payouts, a clawback policy, multiple performance metrics and board and management processes to identify risk.

× No Single-Trigger Change in Control Agreements: We do not provide benefits triggered solely by a change in control.

✓ Review of Share Utilization: The Compensation Committee evaluates share utilization levels by reviewing the cost and dilutive impact of stock compensation.	× No Hedging: Executives and directors are prohibited from hedging transactions on Company stock.

What We Do	What We Don’t Do

✓ Competitive Peer Group: Our peer group consists of comparable companies that compete for executive talent and align in revenue, market capitalization, and industry focus.	× No Repricing of Stock Options or SARs: Stock options and SARs cannot be repriced without shareholder approval.

✓ Independent Compensation Consultant: The Compensation Committee engages Pay Governance, an independent consultant, for executive and director compensation guidance.	× No Buyout of Underwater Stock Options or SARs: Underwater stock options and SARs cannot be bought out for cash without shareholder approval.

✓ Limit Perquisites: We limit perquisites to items that we believe serve a reasonable business purpose.

×   No Evergreen Provisions. The Lionsgate Studios 2025 Performance Incentive Plan and its predecessor, the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan, do not provide for any automatic increases in the number of shares available for issuance under the plan.

Process for Determining Executive Compensation

Role of the Compensation Committee

The Company’s executive compensation program is administered by the Compensation Committee, which operates pursuant to a written charter. The Compensation Committee, working with management, determines and implements the Company’s executive compensation philosophy, structure, policies and programs, and administers the Company’s compensation and benefit plans. The Compensation Committee is ultimately responsible for determining the compensation arrangements for the Company’s executive officers and reports to the Board on all compensation matters regarding our executives and other key salaried employees.

Role of Management

The Compensation Committee reviews management-provided information in order to help align the executive compensation program with the Company’s business strategies and objectives. At various times during fiscal 2025, the Company’s Chief Executive Officer and other executives attended relevant portions of Compensation Committee meetings to discuss the Company’s strategic objectives and financial performance relevant to the Compensation Committee’s decisions. Generally, the Company’s Chief Executive Officer recommends to the Compensation Committee compensation terms for other executives, considering market data, the Company’s strategy, individual performance and experience. The Compensation Committee reviews these recommendations with the Company’s Chief Executive Officer and either approves or adjusts these recommendations. The Compensation Committee is solely responsible for determining the compensation of the Company’s Chief Executive Officer and the Company’s Vice Chair. No Named Executive Officers participate in decisions regarding their own compensation.

Role of Compensation Consultant

Throughout fiscal 2025, the Compensation Committee engaged Pay Governance as its independent compensation consultant to assist in reviewing and determining the Company’s executive compensation program. Pay Governance provides guidance on compensation policies, practices and decisions, reporting directly to the Compensation Committee. The Compensation Committee has sole authority to retain, terminate and approve the consultant’s fees and terms of engagement.

Consultant Independence

During fiscal 2025, Pay Governance did not perform work for the Company other than pursuant to its engagement by the Compensation Committee. The Compensation Committee has assessed the independence of Pay Governance and concluded that its engagement of Pay Governance does not raise any conflict of interest with the Company or any of its directors or executive officers.

Peer Group Analysis

The Compensation Committee utilizes a peer group to benchmark executive compensation against that of similarly positioned executives at other companies engaged in film production, television programming, digital content creation and live entertainment, in order to help ensure that the Company’s compensation packages are competitive with the broader market and aligned with shareholder interests.

In fiscal 2025, the Compensation Committee engaged Pay Governance to determine a post-Separation peer group for the Company. Pay Governance identified a pool of companies spanning entertainment, cable, streaming, and adjacent industries, which selection was then refined to exclude entities with disproportionately large revenues and to prioritize companies engaged in content creation and distribution. Pay Governance also considered companies referenced by shareholder advisory firms in prior reports, assessed “peer-to-peer” relationships (where multiple peers cited the same entities), and examined “reverse peer” companies (those that had designated the Company as a peer).

Based on this review, Pay Governance recommended a peer group consisting of the following ten companies:

Peer Group
AMC Networks Inc.	Madison Square Garden Entertainment Corp.
Electronic Arts Inc.	Nexstar Media Group, Inc.
Fox Corporation	Sirius XM Holdings Inc.
Hasbro, Inc.	Take-Two Interactive Software, Inc.
Live Nation Entertainment, Inc.	World Wrestling Entertainment, Inc.

Finally, consistent with past practice, Pay Governance also recommended that the Company continue to utilize entertainment industry-specific compensation survey data to benchmark roles that may not be reflected within the Company’s peer group. The participants in this survey include the following:

Entertainment Industry Group
ABC	NBCUniversal
Amazon Studios	Netflix
AMC Networks	Paramount/Showtime
Apple TV	Sony Pictures Entertainment
ESPN	Walt Disney Studios
Mattel	Warner Bros. Discovery

Use of Market Data

Utilizing peer group and industry survey market data, the Compensation Committee evaluates the amount and proportions of base salary, annual incentive pay, and long-term compensation, including target total direct compensation (defined as base salary, target annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) for select executive officers, including the Named Executive Officers, relative to the compensation of similarly situated executives with these companies.

While this data serves as informative background for compensation decisions, the Compensation Committee doesn’t strictly benchmark compensation against any particular level relative to the Company’s peer group.

Except as otherwise noted in this Compensation Discussion and Analysis, decisions by the Compensation Committee are qualitative, reflecting the Compensation Committee’s business judgment, which is informed by analysis of the members of the Compensation Committee including input from, and data provided by, Pay Governance. The Compensation Committee believes that the compensation opportunities provided to the Named Executive Officers are appropriate in light of competitive considerations, and will modify its programs as appropriate based on ongoing industry trends and the Company’s competitive landscape.

Employment Agreements

We have entered into employment agreements with each of the Named Executive Officers. The terms of each employment agreement are described below under Description of Employment Agreements. Below is a discussion of new employment agreements we entered into with Mr. Feltheimer during fiscal 2025 and with Mr. Burns early in fiscal 2026, as well as an amendment to Mr. Tobey’s agreement early in fiscal 2026. We believe that it is in the best interests of the Company to enter into multiyear employment agreements with the Named Executive Officers as such multiyear agreements are typical in the Company’s industry and assist in retention and recruiting efforts, foster long-term retention, and promote stability among the management team, while still allowing the Compensation Committee to exercise considerable discretion in designing incentive compensation programs and rewarding performance.

Jon Feltheimer

In fiscal 2025, the Compensation Committee engaged Pay Governance to assist the committee in structuring and analyzing terms for a new employment agreement with Mr. Feltheimer, including a proposed increase to his target bonus and annual long-term equity awards. Pay Governance provided an analysis of the proposed compensation structure using compensation levels for Chief Executive Officers in the Company’s then-current peer group, noting that Mr. Feltheimer’s potential target total direct compensation would be positioned between the 27th and 65th percentiles of such group, depending on the grant date value of long-term incentive equity awards.

Accordingly, in August 2024, the Company entered into a new employment agreement with Mr. Feltheimer to continue to serve as the Company’s Chief Executive Officer for a term ending July 31, 2029. The new employment agreement provides for an annual base salary of $1,500,000 and an annual performance bonus based on performance criteria as established by the Compensation Committee, with the target bonus commencing with the Company’s 2025 fiscal year being $7,500,000 and the maximum bonus being 200% of the target amount. Additionally, Mr. Feltheimer will be eligible to receive annual equity awards for the Company’s fiscal years 2026 through 2029 with a target annual grant date value of $10,000,000 (with the actual value to be determined based on the Company’s financial performance for the prior fiscal year against performance targets to be agreed upon by Mr. Feltheimer and the Compensation Committee early in the applicable fiscal year).

The terms of the agreement were established by the Compensation Committee based on its qualitative assessment of Mr. Feltheimer performance, negotiations with Mr. Feltheimer, and taking into account market data provided by Pay Governance. The agreement generally provides that Mr. Feltheimer’s long-term incentive awards (consisting of annual equity awards to be granted during the remaining four-year term of the agreement) would be granted 66% in the form of restricted share units (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) and 34% in the form of stock options (with an exercise price equal to the fair market value on the date of grant), although the Compensation Committee has discretion to change this structure each year. Each of the performance-based awards would vest as to one-third of the shares subject to such award on each of the first, second and third anniversaries of the applicable grant date, subject to the achievement of performance criteria approved by the Compensation Committee in consultation with Mr. Feltheimer for the 12-month period ending on the applicable vesting date. For more information on this agreement, see the Description of Employment Agreements and Potential Payments Upon Termination or Change in Control sections below.

Michael Burns

On May 6, 2025, the Company entered into a new employment agreement with Michael Burns (the “Burns Employment Agreement”), the terms of which were negotiated with Mr. Burns. The term of the Burns Employment Agreement commenced on May 6, 2025 and will end on the third anniversary of such date (the “Burns Expiration Date”). The Burns Employment Agreement provides for Mr. Burns to receive an annual base salary of $500,000 and to be eligible for a discretionary annual bonus to be determined at the discretion of the Compensation Committee. The Burns Employment Agreement also provides for Mr. Burns to participate in the Company’s usual benefit programs for executives at his level, as well as Company-provided life and disability insurance coverage, a car allowance and limited use of the Company’s private aircraft. Pursuant to the Burns Employment Agreement, Mr. Burns will also receive, subject to approval by the Compensation Committee and Mr. Burns’ continued employment through the applicable grant date, a grant of equity-based awards each year during the term of the Burns Employment Agreement, with each annual grant to have an aggregate value of $500,000. Unless otherwise provided by the Compensation Committee, each annual grant will be in the form of performance-based restricted share units, with the number of performance-based restricted share units subject to the award determined by dividing $500,000 by the closing price of the Company’s common shares on the grant date. The annual grants will generally be scheduled to vest in three annual installments, with the vesting of the performance-based restricted share units to be contingent on achievement of performance metrics to be determined by the Compensation Committee in consultation with Mr. Feltheimer for the 12-month period ending on the applicable vesting date. The Burns Employment Agreement also provides that the annual grants may be settled in cash, shares, or a combination thereof, as determined by the Committee.

In the event Mr. Burns’ employment is terminated by the Company without cause or by him for good reason (as such terms are defined in the Burns Employment Agreement), he would be entitled to a cash severance payment equal to the present value of his base salary through the Burns Expiration Date, a cash payment equal to two times his base salary (in lieu of any bonus component), and payment by the Company of his premiums for continued health insurance coverage for up to 18 months following his termination date and for continued life and disability insurance coverage through the Burns Expiration Date. If Mr. Burns’ employment is terminated by the Company without cause or by him for good reason and such termination occurs on or within 12 months following a change in control of the Company (as defined in the Burns Employment Agreement), he would be entitled to the severance benefits described above, except that his cash severance would be the greater of the present value of his base salary through the Burns Expiration Date and $2.6 million. In the event that Mr. Burns’ employment with the Company is terminated by the Company without cause, by him for good reason, or due to his death or disability, his equity awards granted by the Company pursuant to the Burns Employment Agreement, to the extent then outstanding and unvested, would become fully vested upon his termination (and, in the case of a termination without cause or for good reason, if the annual grant for the fiscal year in which his termination occurs has not previously been granted, that annual grant would be made and would fully vest upon his termination). Mr. Burns’ right to receive the severance payments, accelerated vesting, and other severance benefits described above is subject to his execution of a release of claims in favor of the Company.

Additionally, on May 6, 2025, Starz entered into an advisory services agreement with Mr. Burns, wherein Mr. Burns was engaged as an independent contractor to act as a senior advisor to the Chief Executive Officer of Starz, providing strategic guidance to the Chief Executive Officer, with a primary focus on corporate finance, mergers, acquisitions, and related deal structuring transactions

Bruce Tobey

In fiscal 2025, the Compensation Committee engaged Pay Governance to assist the committee in structuring and analyzing terms for an extension of Mr. Tobey’s employment agreement, including a proposed increase to his target bonus, target annual incentive bonus and annual long-term equity awards. Pay Governance provided an analysis of the proposed compensation structure utilizing compensation levels for top legal executives among studios and the Company’s then-current peer group, noting that Mr. Tobey’s potential target total direct compensation would be positioned at around the 34th percentile of the peer group).

Accordingly, on April 9, 2025, the Company entered into an amendment to the Company’s employment agreement with Mr. Tobey, to extend the term of the agreement by two years through March 31, 2028 and approve certain changes in his compensation. Pursuant to the amendment, effective as of April 1, 2025, Mr. Tobey will receive an annual base salary of $1,200,000, and his target annual bonus will be 85% of his base salary, with the amount of the bonus to be determined at the discretion of the Committee in consultation with the Company’s Chief Executive Officer. Mr. Tobey will also continue to be eligible for annual equity awards pursuant to the agreement, with the aggregate grant date value of each annual Grant to be $1,200,000, effective as of April 1, 2025, subject in each case to approval by the Compensation Committee and Mr. Tobey’s continued employment through the applicable grant date, with each annual grant to have the aggregate grant date value indicated above and to consist of restricted share units and/or stock options (or stock appreciation rights) as determined by the Compensation Committee. The awards that comprise each annual grant will generally have a three-year vesting period, subject to such time-based and performance-based vesting requirements as determined by the Compensation Committee. The number of shares subject to each of the awards comprising an annual grant will be determined, in the case of restricted share units awards, by dividing the dollar value allocated to the award by the closing price of the Company’s shares on the grant date and, in the case of options and similar awards, by dividing the dollar value allocated to the award by the per-share value of the award as of the grant date based on the methodology then used by the Company to value options and similar awards for financial statement purposes. The agreement provides that annual grants in the form of restricted share units may be settled in cash, shares, or a combination thereof, as determined by the Compensation Committee. In addition to the compensation described above, the agreement provides for Mr. Tobey to participate in the Company’s benefit programs and perquisites for executives at his level, as those arrangements are in place from time to time. Additionally, upon execution of the agreement, Mr. Tobey was granted 69,638 time-based restricted share units with a three-year vesting period.

The severance provisions of Mr. Tobey’s agreement were not changed by the amendment and are described in the Potential Payments Upon Termination or Change in Control section below.

Compensation Components

The Company’s executive compensation program is generally based on three principal components:

(1)	Base salary;

(2)	Annual incentive bonuses; and

(3)	Long-term incentive awards that are subject to time-based and/or performance-based vesting.

The Company also provides certain perquisites and personal benefits to the Named Executive Officers pursuant to their employment agreements, and severance benefits if the Named Executive Officer’s employment terminates under certain circumstances. In structuring executive compensation packages, the Compensation Committee considers how each component of compensation promotes retention and/or motivates performance by the executive.

Base Salary

We provide executive officers and employees with an annual base salary as part of their fixed compensation. This approach is designed to attract and retain highly qualified executives by ensuring certain predictable compensation levels that reward their continued service. Base salaries are determined at the time of hire or when we enter into an employment agreement, considering market data, peer group and entertainment industry compensation benchmarks, and individual performance. We typically set base salaries below industry peers, with the majority of compensation focused on performance-based incentives and stock-based awards.

The current base salaries of Named Executive Officers are set forth below under Description of Employment Agreements (or, in the case of Messrs. Burns and Tobey, in the description of their employment agreements above). The Compensation Committee believes that the base salary levels of each of the Named Executive Officers are reasonable in view of the Compensation Committee’s assessment of the Company’s peer group data for similar positions and the committee’s assessment of the Company’s overall performance and contribution of those officers to that performance.

Annual Incentive Bonuses

Annual incentive bonuses are designed to motivate executive officers to achieve key financial, operational and individual performance goals that align with the Company’s broader business strategy. Employment agreements with Named Executive Officers typically provide for a target annual incentive bonus amount, with the amount awarded each year determined at the Compensation Committee’s discretion, taking into account the recommendation of the Company’s Chief Executive Officer (other than for himself and the Vice Chair), based on performance criteria established by the Compensation Committee.

Annual incentive awards are governed by a structured, performance-based process designed to align executive compensation with both Company-wide and individual results.

Fiscal Budget and Plan: At the beginning of each fiscal year, an estimated incentive award pool is incorporated into the Company’s annual fiscal budget and plan. This pool reflects aggregate target bonus opportunities available for all eligible employees for such fiscal year, as outlined in their respective employment arrangements.

Funding: The incentive pool is funded—partially or fully—based on the Company’s actual financial performance for that fiscal year. No individual awards are granted unless the pool is funded to some extent.

Allocation: If funding occurs, individual bonus awards are drawn from the available pool. Awards may be pro-rated if the pool is only partially funded.

Performance: Individual bonus awards are determined by the Compensation Committee in its discretion using a framework that evaluates performance across two equally weighted categories:

•	Corporate performance (50%): Assesses the Company’s overall financial and operational results, including key performance indicators tied to the Company’s strategic objectives and long-term success.

•

Divisional performance (50%): Assesses results achieved within each operating segment, focusing on financial performance, operational execution, and strategic goal attainment. For the Named Executive Officers, who typically have broad responsibilities across the organization, divisional performance is evaluated in the context of overall Company performance rather than individual business units.

Discretionary Individual Adjustments: While corporate and divisional performance provide the foundation for determining incentive awards, the Compensation Committee retains discretion to consider individual performance and other qualitative factors when finalizing bonus amounts. This discretionary authority enables the committee to make thoughtful adjustments that recognize exceptional contributions, address circumstances not fully reflected in financial results, or account for broader considerations such as an executive’s role, tenure, historical and expected future performance, experience, changes in responsibility, internal equity and retention needs. Discretionary adjustments may be applied in cases where: activities that are accretive or transformative in nature, and expected to enhance and drive long-term value creation, may not be reflected in near-term financial metrics; investments in new businesses or increased investment in current lines of business may position the Company for future growth, despite temporarily impacting short-term performance metrics; and factors outside of management’s control, such as unplanned acquisitions or divestitures, unanticipated programming or business development opportunities, corporate transactions, material legal matters, or other unforeseen events are not accounted for at the beginning of the fiscal year. By incorporating discretion in this manner, the Compensation Committee ensures that incentive awards remain aligned with both actual performance and the Company’s long-term strategic objectives.

Determination: The final bonus award is determined by applying the average of the executive’s corporate and divisional performance scores to their target bonus amount, subject to the available funds in the bonus pool. The Compensation Committee may then apply discretionary adjustment—upward or downward—to this calculated amount, based on individual performance. This framework is intentionally designed to align executive compensation with both enterprise-wide and individual accomplishments, while maintaining fiscal discipline and ensuring that payouts are closely tied to overall performance outcomes.

Fiscal 2025 Annual Incentive Bonus Targets

Annual incentive bonus target amounts for each of the Named Executive Officers are set as a dollar amount or percentage of base salary, as set forth in their employment agreements.

Name	Fiscal 2025 Target Bonus
Jon Feltheimer	$7,500,000
Michael Burns*	$5,000,000
James W. Barge	$3,000,000
Brian Goldsmith	$1,250,000
Bruce Tobey	$750,000

*	Mr. Burns’ 2025 annual incentive bonus target amount was set at ~85% of Mr. Burns’ annual bonus amount awarded for fiscal 2024.

Fiscal 2025 Performance*

	Year Ended March 31,
	2024 Actual	2025 Plan	2025 Actual
	(amounts in millions)
Segment Profit
Studio Business
Motion Picture	$319.4	$330.6	$307.6
Television Production	$146.8	$215.3	$136.5
Media Networks	$236.4	$207.6	$202.8
Intersegment eliminations	$(48.9)	$(78.8)	$(57.0)

Total Segment Profit	$653.7	$674.7	$589.9
Corporate general and administrative expenses	$(136.1)	$(145.9)	$(123.2)
Unallocated rent cost included in direct operating expense	$—	$—	$(18.6)

Adjusted OIBDA	$517.6	$528.8	$448.1

*	See below for definitions, adjustments and related reconciliations for non-GAAP measures.

✓ Record Library Performance	➢ All-time high trailing 12-month library revenue of $956 million for fiscal 2025 ➢ Record library revenue of $340 million for fourth quarter of fiscal 2025
✓ Prepared Lionsgate & STARZ Balance Sheets for Separation

➢ Grew Studio revenue to a record $3.2 billion in fiscal 2025

➢ Ended fiscal 2025 with first $1 billion revenue quarter in history ($1.1 billion in fourth quarter of fiscal 2025)

➢ Driven by licensing sales of The Rookie to Disney+ and The Chosen to Amazon Prime

➢ Completed bond exchange ($390 million at Studio, $325 million at STARZ), established two standalone capital structures, including new $300 million term loan A (at STARZ) and $950 million revolving credit facilities ($800 million at Studio, $150 million at STARZ)

✓ Strong Value Creation Year, Led by Strategic Initiatives

➢ Separation of Studio Business and Starz Business completed on May 6, 2025

➢ NYSE: LION, NASDAQ: STRZ trading began on May 7, 2025

➢ Included equity raise, strengthening standalone balance sheets, collapsing two classes of stock into one, establishing governance for both companies and finalizing intercompany agreement for go-forward businesses

➢ Completed integration of eOne Entertainment

➢ Added thousands of library titles, grew portfolio of brands and franchises with The Rookie, Naked & Afraid and film development rights to Monopoly, and capitalized on Canadian content production incentives

✓ Leaning into New Technologies to Drive Efficiency and Savings

➢ Established first-of-its-kind partnership with AI applied research company Runway

➢ First studio to utilize AI to enhance production, marketing and library distribution efficiency, achieve cost savings and serve as a tool for filmmakers

✓ Motion Picture Group Continued to Invest in Diversified Slates with Significant Long-Term Value

➢ Closed fiscal 2025 with three straight midbudget films to box office success and profitability (Best Christmas Pageant Ever, Den of Thieves 2: Pantera and Flight Risk)

➢ Den of Thieves 2: Pantera and Best Christmas Pageant Ever opened #1 at domestic box office

➢ Quarterly Motion Picture segment profit of $135 million was the highest in 10 years for quarter ended March 31, 2025

➢ Accelerated expansion of John Wick Universe

➢ Spinoff Caine in development

➢ John Wick: Chapter 5 and John Wick animated movie in development

➢ Television series John Wick: Under the High Table in development

➢ John Wick AAA game in the works

➢ John Wick Experience opened in Las Vegas

➢ Finalized partnership with Blumhouse and James Wan on future Saw movies
➢ Extended Lionsgate’s pay one theatrical output agreement with Starz through 2028; licensed 2026 through 2028 film slates and select 2025 titles to Amazon Prime for exclusive window
✓ Television Group Secured Key Renewals, Adapted Existing IP and Helped Drive Library Growth

➢ Secured renewals of series including The Rookie (for an 8th season on ABC), Ghosts (for 5th and 6th seasons on CBS) and The Studio (for a 2nd season on Apple TV+); the Sherri Shepherd show (for a 4th season in syndication); Yellowjackets (for a 4th season on Showtime).

➢ Continued to adapt IP into major television properties with Spartacus: House of Ashur (STARZ), the Twilight TV series Midnight Sun (Netflix), Blue Mountain State (Amazon) and Nurse Jackie (Amazon) in development, production or preparing to launch

✓ STARZ Continued Transition into a Focused, State-of-the-Art Streaming Platform	➢ STARZ continued successful transition from a primarily linear service to more than 70% digital revenue in fiscal 2025
➢ Closed fiscal 2025 with domestic over-the-top subscriber growth of 500,000 in the fourth quarter
➢ Completed new bundling deals with BET+ and Max on Amazon Prime, AMC+ on Vizio and Britbox

Fiscal 2025 Annual Incentive Bonus Pool

Funding

To determine funding of the annual incentive bonus pool for fiscal 2025, the Compensation Committee selected adjusted OIBDA as the primary measure of the Company’s financial performance. This metric was chosen because it serves as a key performance indicator aligned with the Company’s strategic objectives and long-term success, and is used internally to manage and assess financial performance.

	Fiscal 2025 Actual	Fiscal 2025 Plan	Percent of 2025 Actual vs. 2025 Plan
Adjusted OIBDA	$448.1 million	$528.8 million	~85%

While actual adjusted OIBDA for fiscal 2025 reached approximately 85% of plan, the Compensation Committee approved funding of only 75% of the proposed annual incentive bonus pool. This downward adjustment reflects the Committee’s view that underperformance in the Studio segment, despite a stronger fiscal 2025 fourth quarter in the Motion Picture segment and consolidated earnings approaching target, warranted a more conservative funding level. The Studio segment’s shortfall had a disproportionate impact on overall financial performance and was a key consideration in the Committee’s decision to moderate the bonus pool funding accordingly.

Corporate Performance

To determine the Company’s corporate performance measure for fiscal 2025, the Compensation Committee again selected adjusted OIBDA as the primary measure for evaluating the Company’s financial performance for fiscal 2025. Again, even though actual adjusted OIBDA for fiscal 2025 reached approximately 85% of plan, the

Compensation Committee approved a payout of 75% for the corporate performance measure of each executive’s bonus. This downward adjustment reflects the Committee’s recognition of the Company’s stock price and the underperformance in the Studio segment, an area of strategic and financial significance, which together warranted a more measured payout.

Divisional Performance

To determine divisional performance measures for fiscal 2025, the Compensation Committee reviewed each division’s fiscal 2025 financial performance using segment profit as the principal performance metric.

	Fiscal 2025 Actual Segment Profit	Fiscal 2025 Plan Segment Profit	Percent of 2025 Actual vs. 2025 Plan
Studio Business
Motion Picture	$307.6 million	$330.6 million	~90%
Television Production	$136.5 million	$215.3 million	~65%
Media Networks	$202.8 million	$207.6 million	~98%

Accordingly, the Compensation Committee determined to award the following divisional performance measures for fiscal 2025:

•	90% as the divisional performance measure for the Motion Picture segment;

•	65% as the divisional performance measure for the Television Production segment; and

•	95% as the divisional performance measure for the Media Networks segment.

In reviewing divisional performance for the Named Executive Officers, the Compensation Committee evaluated overall Company performance rather than focusing on any particular division.

Accordingly, the Compensation Committee determined that each Named Executive Officer would be awarded 75% for divisional performance.

Fiscal 2025 Annual Incentive Bonuses for Named Executive Officers

Jon Feltheimer

Name	Corporate Performance	Divisional Performance	Fiscal 2025 Target Bonus	Fiscal 2025 Bonus
				Cash	Equity
Jon Feltheimer	75%	75%	$7,500,000	$1,200,000	$5,300,000*

*	Award of 662,500 restricted share units that vest on the first anniversary of grant (based on a $8 share price).

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Feltheimer earned a preliminary bonus of $5,625,000. The Compensation Committee, however, then reviewed Mr. Feltheimer’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Committee noted the following key contributions:

•	Separation Execution and Governance Leadership: Orchestrated the successful separation of the Studios Business and Starz Business into two independent, publicly traded entities in May 2025,

including support for the collapse of Old Lionsgate Parent’s dual-class share structure into a single class and creation of separate capital structures, independent boards of directors, and establishment of new corporate governance frameworks for Lionsgate and Starz.

•

Deliver Record Library Performance. In a challenging environment, led Lionsgate to achieve record library performance with trailing 12-month revenue of $956 million (up 8% relative to fiscal 2024 fourth quarter trailing 12-month library revenue) driven by a best-ever fiscal 2025 fourth quarter through a combination of organic replenishment, distribution of third-party titles, library acquisitions and the rollout of new proprietary FAST and AVOD channels.

•

Content Strategy and Growth Opportunities: Advanced a robust slate of theatrical releases (including The Hunger Games: Sunrise on the Reaping, The Long Walk, Good Fortune, Now You See Me: Now You Don’t, The Housemaid, The Resurrection of the Christ, Michael, Caine, and the re-imagining of Blair Witch) to replenish the theatrical content pipeline for fiscal 2026, while positioning the studio for accelerated growth and enhanced financial performance in fiscal 2027. In television, in addition to the critical success of The Studio and Ghosts, continuing to strengthen the television portfolio with premium properties such as Spartacus: House of Ashur, The Rainmaker and Robin Hood, while advancing development on high-profile IP such as the Twilight television adaptation Midnight Sun, the John Wick: Under the High Table series and a television adaptation of Bad Moms.

•

Motion Picture Financial Performance and Operational Efficiency: Lionsgate’s Motion Picture segment revenue for the fourth quarter of fiscal 2025 grew 28%, while segment profit grew 65%, driven by box office success of mid-budget films, an increase in non-theatrical content deliveries, strong library demand and lower print and advertising spend.

•

Prepared Starz for Separation: At Starz, ended the fiscal 2025 fourth quarter with 12.3 million U.S. over-the-top subscribers, representing sequential growth of 530,000 subscribers (with total U.S. subscribers reaching 18.0 million, an increase of 320,000 from the prior quarter).

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Feltheimer. Pay Governance reviewed, among other things, the achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Feltheimer’s total direct compensation (defined as base salary, actual annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) relative to similar positions within the Company’s peer group.

Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Feltheimer’s individual contributions, the Compensation Committee approved for fiscal 2025 a bonus of $6,500,000 (adjusted upward from the preliminary bonus amount, but below target), consisting of $1,200,00 in cash and a time-based award of 662,500 restricted share units (based on an $8 share price, above the then-current trading price of the Company’s common shares, and vesting over one year). The Compensation Committee allocated over 80% of Mr. Feltheimer’s bonus to this time-based equity award in order to further align Mr. Feltheimer’s interests with those of shareholders and reinforce long-term value creation.

Michael Burns

Name	Corporate Performance	Divisional Performance	Fiscal 2025 Target Bonus	Fiscal 2025 Bonus
				Cash	Equity
Michael Burns	75%	75%	$5,000,000	$3,500,000	$1,000,000*

*	Award of 125,000 restricted share units that vest on the first anniversary of grant (based on a $8 share price).

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Burns earned a preliminary bonus of $3,750,000. The Compensation Committee, however, then reviewed Mr. Burns’ achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Committee noted the following key contributions:

•

Separation Strategy and Execution: Played a central leadership role in the multi-year effort to separate Lionsgate and Starz into two independent, publicly traded entities, commencing with the close of the business combination of the Studios Business with Screaming Eagle Acquisition Corp. and launch of Legacy Lionsgate Studios in May 2024, and ending with the Separation of the Studios Business and Starz Business into two independent, publicly traded entities in May 2025. Served as a driving force behind the transaction’s conception and execution, which included an equity raise from institutional investors in May 2024, creation of separate capital structures for Lionsgate and Starz, the collapse of Old Lionsgate Parent’s dual-class share structure into a single class, and ultimately, helping secure overwhelming shareholder approval for the Separation.

•

Capital Markets and Financial Strategy: Worked closely with the Company’s executive team to supervise all capital markets activity, with a focus on reducing net debt and lowering the Company’s cost of capital. Leveraged long-standing banking relationships to support financing efforts and strengthen the balance sheets of both Lionsgate and Starz.

•

M&A and Franchise Development: Contributed to the successful acquisition and integration of eOne Entertainment and played a key role in franchise expansion and monetization strategies, including the development of new projects tied to franchise properties.

•	Stakeholder Maintained and expanded high-level relationships with institutional investors, rating agencies and strategic partners.

•	Talent Engagement: Leveraged relationships with top-tier talent and creators to secure new content deals and franchise extensions across platforms.

•

AI Innovation: Spearheaded groundbreaking partnership with Runway, marking the first collaboration between a Hollywood studio and the leading applied AI research company to develop a custom AI model trained on Lionsgate’s proprietary film and television content.

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Burns. Pay Governance reviewed, among other things, the achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Burns’ total direct compensation relative to similar positions within the Company’s peer group.

Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Burns’ individual contributions, the Compensation Committee approved for fiscal 2025 a bonus of $4,500,000 (adjusted upward from the preliminary bonus amount, but below target), consisting of $3,500,000 in cash and a time-based award of 125,000 restricted share units (valued at an $8 share price, above the then-current trading price of the Company’s common shares, and vesting over one year). The Compensation Committee determined that allocating a substantial portion of Mr. Burns’ bonus in cash was appropriate in light of Mr. Burns’ leadership in the strategic execution of the Separation — a unique, non-recurring, complex and transformative transaction requiring sustained engagement, stakeholder coordination, and long-term vision. In contrast, the time-based equity award, vesting over one year, further aligns Mr. Burns’s interests with those of shareholders, reinforces long-term value creation, and reflects his ongoing contributions to the Company’s strategic direction and governance.

James W. Barge

Name	Corporate Performance	Divisional Performance	Fiscal 2025 Target Bonus	Fiscal 2025 Cash Bonus
James W. Barge	75%	75%	$3,000,000	$3,000,000

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Barge earned a preliminary bonus of $2,250,000. The Compensation Committee, however, then reviewed Mr. Barge’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Committee noted the following key contributions:

•

Business Combination Planning and Execution: Served as a principal member of the leadership team which oversaw the preparation and close of the business combination with Screaming Eagle Acquisition Corp. and launch of Legacy Lionsgate Studios in May 2024, which included a capital raise of approximately $300 million in gross proceeds from a consortium of leading investors.

•

Separation Planning and Execution: Led the financial strategy and execution of all accounting, financial and tax aspects of the separation of the Studio Business and the Starz Business into two independent, publicly traded entities in May 2025, which involved, among other matters, designing and implementing two distinct capital structures for Lionsgate and Starz, each tailored to the operational and financial needs of the respective businesses.

•

Treasury and Financing Leadership: For the Company, led the successful execution of a $1 billion senior secured amortizing term credit facility based on and secured by the Company’s intellectual property rights primarily associated with certain titles (the “LG IP Credit Facility”), a $340 senior secured amortizing term credit facility based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the Company’s acquisition of eOne Entertainment (the “eOne IP Credit Facility”), a note exchange resulting in $390 million aggregate principal amount of 6.00% senior notes due 2030, and an $800 million revolving credit facility (which may be increased to $1.2 billion). For Starz, oversaw a $300.0 million senior secured term loan credit facility, a $150.0 million senior secured revolving credit facility and $325 million aggregate principal amount of the 5.50% senior notes due 2029. The financings were completed on favorable terms and supported the establishment of two fully independent capital structures, with net debt targets of approximately $1.4 billion and $800 million, respectively.

•

Liquidity and Working Capital Management: Oversaw the Company’s monetization and production loan programs, expanded banking relationships by adding new lenders enabling more competitive pricing and executed sustainable working capital reductions to improve liquidity and reduce capital needs across the organization.

•

Cost Efficiency and Procurement: Achieved company-wide cost savings through procurement policy enforcement, vendor contract transitions, and production cost optimization, exceeding annual savings targets.

•

Organizational Leadership and Succession: Directed succession planning and departmental restructuring across finance, IT, and tax, including onboarding key leadership and achieving cost efficiencies through headcount optimization.

•	Operational and Infrastructure Support: Provided financial oversight for studio infrastructure investments and supported production planning and resource allocation across multiple locations.

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Barge. Pay Governance reviewed, among other things, the achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Barge’s total direct compensation relative to similar positions within the Company’s peer group.

Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Barge’s individual contributions, the Compensation Committee approved for fiscal 2025 a cash bonus of $3,000,000 (adjusted upward from the preliminary bonus amount, but not above target). The Compensation Committee allocated all of Mr. Barge’s bonus in cash in recognition of the successful execution of the Separation — a unique, non-recurring, complex and transformative transaction that required extraordinary effort and expertise.

Brian Goldsmith

Name	Corporate Performance	Divisional Performance	Fiscal 2025 Target Bonus	Fiscal 2025 Bonus
				Cash	Equity
Brian Goldsmith	75%	75%	$1,250,000	$1,000,000	$500,000*

*	Award of 62,500 restricted share units that vest on the first anniversary of grant (based on a $8 share price).

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Goldsmith earned a preliminary bonus of $937,500. The Compensation Committee, however, then reviewed Mr. Goldsmith’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Committee noted the following key contributions:

•

Operational Leadership and Integration: Oversaw the continued integration of eOne Entertainment into Lionsgate’s operations, including headcount reductions, accounting system transitions, and streamlining of participations workflows. Led efforts to consolidate music publishing administration across business units, resulting in reduced administrative burden and lower third-party fees. Supported restructuring initiatives in unscripted television and enhanced coordination between business divisions.

•

Separation Execution and Intercompany Structuring: Played a key leadership role in preparing for the separation of the Studio Business and the Starz Business into two independent, publicly traded entities in May 2025 by finalizing intercompany agreements, leading shared services planning, and overseeing the operational blueprint for the Separation (including transition services agreements, systems separation, data migration, and real estate).

•

Capital Allocation and Monetization of Non-core Assets: Applied disciplined capital allocation strategies using IRR-based investment thresholds across greenlights, buyouts, and acquisitions. Led multiple accretive participant buyouts, including high-return transactions involving eOne Entertainment and key franchise titles. Negotiated and closed the sale of non-core assets (including sale of the Company’s equity method ownership interest in Spyglass) and advanced consolidation and monetization of music publishing library.

•

Real Estate Optimization: Executed a comprehensive real estate strategy that included lease terminations, relocations, and consolidations across New York, Los Angeles, London, and Toronto, resulting in significant cost savings and improved space efficiency.

•

Strategic Transactions and M&A: Managed post-close integration of several film library acquisitions, and oversaw 3 Arts Entertainment’s acquisition of A&A Management, a full service sports and entertainment management company, and OManagement, a boutique talent development firm focused on news media. Shortly after close of the 2025 fiscal year, led the consummation of a partnership with Blumhouse and Atomic Monster to continue and grow the Saw franchise.

•

Franchise and Library Optimization: Sponsored the renewal and buyout process for library titles, achieving high-return outcomes and eliminating audit risks. Continued development of Lionsgate’s franchise strategy and supported the creation of a centralized process to guide long-term IP monetization.

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Goldsmith. Pay Governance reviewed, among other things, achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Goldsmith’s total direct compensation relative to similar positions within the Company’s peer group and certain companies in its entertainment industry group.

Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Goldsmith’s individual contributions, the Compensation Committee approved for fiscal 2025 a bonus of $1,500,000 (adjusted upward from the preliminary bonus amount and slightly above target), consisting of a $1,000,000 in cash and a time-based award of 62,500 restricted share units (valued at an $8 share price, above the then-current trading price of the Company’s common shares, and vesting over one year). The Compensation Committee approved a bonus for Mr. Goldsmith slightly above target and determined to allocate a larger portion of the bonus to cash noting Mr. Goldsmith’s leadership in managing the operational execution of the Separation — including oversight of organizational readiness, business continuity, systems migration and cross-functional coordination. In contrast, the equity award is intended to align Mr. Goldsmith’s long-term interests with those of shareholders, reinforce accountability, and support continued value creation through ongoing leadership.

Bruce Tobey

Name	Corporate Performance	Divisional Performance	Fiscal 2025 Target Bonus	Fiscal 2025 Bonus
				Cash	Equity
Bruce Tobey	75%	75%	$750,000	$1,000,000	$1,000,000*

*	Award of 125,000 restricted share units that vest on the first anniversary of grant (based on a $8 share price).

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Tobey’s earned a preliminary bonus of $562,500. The Compensation Committee, however, then reviewed Mr. Tobey’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Committee noted the following key contributions:

•

Business Combination Planning and Execution: Served as a principal member of the leadership team that oversaw the preparation and close of the business combination with Screaming Eagle Acquisition Corp. and launch of Legacy Lionsgate Studios in May 2024, which included a capital raise of approximately $300 million in gross proceeds from a consortium of leading investors.

•

Public Company Governance and Oversight: Oversaw legal and compliance matters for both pre-Separation companies (Legacy Lionsgate Studios and Lions Gate Entertainment Corp.), including regulatory filings, board and committee governance and support, and ensuring adherence to regulatory compliance across multiple jurisdictions.

•

Separation Planning and Execution: Navigated the legal complexities inherent in and led preparation and execution of the legal and regulatory aspects of the separation of the Studio Business and the Starz Business into two independent, publicly traded entities in May 2025. This included structuring and negotiation of all key intercompany and governance agreements (such as the separation agreements employee matters agreements, investor rights agreements, voting agreements and registration rights agreements), directed the preparation and clearance with the Securities and Exchange Commission of several proxy and registration statements related to the Separation, supported the evaluation of the Company’s share class collapse, and provided structuring and legal support for the capital structures created for each entity after the Separation (including execution of the LG IP Facility, the eOne IP Facility, a note exchange, and the negotiation of new post-Separation credit arrangements for each of the Company and Starz).

•

Corporate and Financing Transactions: Provided legal support for a range of other strategic transactions, including 3 Arts Entertainment’s acquisition of A&A Management and OManagement, amendments to a slate co-financing agreement with Media Capital Technologies, library acquisitions, production loans and monetization arrangements, while managing outside counsel and internal deal execution. Shortly after close of the 2025 fiscal year, led the consummation of a partnership with Blumhouse and Atomic Monster to continue and grow the Saw franchise.

•

AI Innovation Oversight: Co-led the Company’s AI Steering Committee, evaluated vendor solutions, and established internal protocols for responsible AI use and governance. Led the structuring and negotiation of Lionsgate’s partnership with Runway.

•

Litigation and Claims Management: Directed the resolution of key litigation and insurance matters, including third-party claims, internal disputes, and recoveries related to legacy transactions and insurance coverage.

•

Organizational Leadership and Optimization: Managed and restructured the Company’s legal and business affairs teams in anticipation of separation, reducing outside legal spend, and implementing operational efficiencies through technology and resource alignment.

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Tobey. Pay Governance reviewed, among other things, the achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Tobey’s total direct compensation relative to similar positions within the Company’s peer group.

Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Tobey’s individual contributions, the Compensation Committee approved for fiscal 2025 a bonus of $2,000,000 (adjusted upward from the preliminary bonus amount and above target), consisting of $1,000,000 in cash and a time-based award of 125,000 restricted share units (valued at an $8 share price, above the then-current trading price of the Company’s common shares, and vesting over one year). The Compensation Committee approved a bonus for Mr. Tobey above target and determined that allocating half of Mr. Tobey’s bonus in cash was warranted in recognition of Mr. Tobey’s central role in the legal execution of the Separation — a unique, non-recurring, complex and transformative transaction that demanded sustained leadership, technical expertise, and coordination across multiple jurisdictions and counterparties. In contrast, the equity award, which is time-based and vests over one year, is intended to further align Mr. Tobey’s interests with those of shareholders, reward continued service, and reflect the importance of maintaining steady legal and strategic guidance across the Company’s operations.

Long-term Incentive Awards

The Company believes that providing a meaningful equity stake in our business is essential to ensure competitive compensation and aligning executives’ incentives with shareholders’ interests, driving long-term performance. To this end, we have historically made grants of restricted share units, stock options and/or SARs to incentivize executives in driving shareholder value. The Compensation Committee determines these grants based on factors such as:

•	The executive’s role and overall compensation package;

•	The executive’s performance in fulfilling individual responsibilities;

•	Comparative analysis of equity participation among executives at peer group companies; and

•	The executive’s contribution to the Company’s financial success.

Equity Award Grant Practices

Equity award grants to the Named Executive Officers are set forth in their employment agreements, which generally provide terms for annual grants to be made over the agreement’s term. The Compensation Committee assesses the award terms each year and makes a final determination as to the types and terms of equity awards to be granted to the Named Executive Officers for that year. The number of shares subject to restricted share unit awards is generally determined by dividing the applicable grant date value provided in the employment agreement by the closing price on the grant date, and the number of shares subject to awards of stock options and SARs is generally determined by dividing the applicable grant date value provided in the employment agreement by the per-share fair value of the award on the grant date based on the valuation method and assumptions then generally used by the Company in valuing its options and SARs for financial statement purposes.

The Compensation Committee’s practice has been to grant annual equity awards at its first meeting after July 1 each year. Additionally, the Company may, from time-to-time, grant equity-based awards to executive officers and other employees as part of annual bonuses, in connection with new-hires or promotions, or in other special circumstances, and retains discretion to grant equity awards from time-to-time when and as the Compensation Committee may determine to be appropriate. The release of material non-public information is not taken into account in determining the timing and terms of equity award grants, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Prior to the Separation, Old Lionsgate Parent’s equity incentive awards, as described below, were generally made with respect to Class B non-voting shares. However, the Compensation Committee had discretion to provide that awards granted under stock incentive plans to be made with respect to the Class A voting shares rather than the Class B non-voting shares. The discussion below refers to the classes of Old Lionsgate Parent shares that were subject to grants made prior to the Separation. After the Separation, the Company has one class of common shares, and the Company’s equity incentive awards will be made with respect to those common shares.

Restricted Share Units

The Company grants long-term incentive awards to the Named Executive Officers in the form of restricted share units that may be subject to time-based and performance-based vesting requirements. These awards generally relate to Class B non-voting shares, with each unit that vests payable in Class B non-voting shares (although awards may also be structured to be payable in cash based on the value of the underlying shares). Awards of time-based restricted share units vest over a period of several years following the date of grant, aligning executives’ interests with shareholders and promoting retention by maintaining value regardless of share price fluctuations.

Awards of performance-based restricted share units also cover multiple years, with portions eligible to vest annually based on Company and individual performance relative to goals set by the Compensation Committee. Before any performance-based restricted share unit is paid, the Compensation Committee must certify that the performance target(s) have been satisfied. The Compensation Committee has discretion to determine the performance target(s) and any other restrictions or other limitations of performance-based restricted share units and may reserve discretion to reduce payments below maximum award limits, enabling these awards to drive annual performance while reinforcing long-term retention. In no event will the award vest as to more than 100% of the shares subject to the award.

Stock Options	A stock option is the right to purchase shares at a future date at a specified price per share. The Company grants stock options to the Named Executive Officers with an exercise price that is equal to (i) the closing price of a Class B non-voting share on the date of grant, and (ii) in certain cases, as a percentage premium to the closing price of a Class B non-voting share on the date of grant. Thus, the Named Executive Officers will realize value on their stock options only if the Company’s shareholders realize value on their shares and, for that reason, the Compensation Committee considers all options to be performance-based awards. The stock options function as a retention incentive for the Company’s executives as the executive generally must remain employed through the vesting period. The maximum term of a stock option is 10 years from the date of grant.

Share Appreciation Rights	A share appreciation right (or SAR) is the right to receive payment of an amount equal to the excess of the fair market value of a Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. The Company has made a portion of its long- term incentive awards to the Named Executive Officers in the form of SARs. Upon exercise of a SAR, the holder receives a payment in cash or shares with a value equal to the excess, if any, of the fair market value of a Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. Because the base price of the SAR is not less than the closing price of a Class B non-voting share on the grant date, SARs provide the same incentives as stock options because the holder will realize value on their SARs only if the Company’s share price increases after the date of grant. Thus, similar to stock options, SARs are considered by the Compensation Committee to be performance-based awards. The SARs function as a retention incentive for the Company’s executives as the executive generally must remain employed through the vesting period. The maximum term of a SAR is 10 years from the date of grant.

Granting of Equity Awards in Fiscal 2025

The following equity awards were granted to the Named Executive Officers in fiscal 2025.

These awards consist of annual grants made to Messrs. Feltheimer, Burns, Barge, Goldsmith and Tobey pursuant to their employment agreements. In addition, these awards consist of a portion of certain performance-based awards approved by the Compensation Committee prior to fiscal 2025 that became eligible to vest during fiscal 2025. In the case of these performance-based awards, the award (or a portion thereof) is treated as granted for accounting purposes on the date on which the Compensation Committee determines whether the applicable performance requirements have been met, and the discussion below relates to the vesting tranches of these awards allocated to fiscal 2025 (including the number of shares awarded by the Compensation Committee based on performance during fiscal 2025) or that were allocated to a performance period that ended during fiscal 2025. For more information on these awards, please see the executive compensation tables and narratives that follow this Compensation Discussion and Analysis.

•

In August 2024, the Compensation Committee approved annual grants of restricted share units for fiscal 2025 (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) to each of the Named Executive Officers. Each of these grants is scheduled to vest over a three-year period. The number of shares subject to the time-based grants are shown in the Grants of Plan-Based Awards Table below. As noted above, the performance-based awards are not treated as granted for accounting purposes until the Compensation Committee determines whether the applicable performance requirements have been met, and accordingly, the annual grants made in fiscal 2025 that are subject to performance-based vesting are not reflected in the table.

•

In July 2024, the Compensation Committee determined the vesting of a tranche of awards of performance-based restricted share units granted to Messrs. Feltheimer, Barge and Goldsmith in July 2022, that were eligible to vest during fiscal 2025. The tranches covered 96,811, 54,456 and 56,473 restricted share units, respectively with respect to Class B non-voting shares, that were eligible to vest based on the Compensation Committee’s assessment of the Company’s and the executive’s performance during the 12-month period covered by the tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 and the contributions of Messrs. Feltheimer, Barge and Goldsmith cited in the Company’s 2024 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to these vesting tranches for Messrs. Feltheimer and Goldsmith, and 90% of the performance-based restricted share units that were subject to this vesting tranche for Mr. Barge, and these tranches are considered granted for accounting purposes upon the date of the Compensation Committee’s determination and are reported in the compensation tables below. However, these tranches of performance-based restricted share units do not vest unless a VWAP Goal (as defined below) is achieved on or before the earlier of (i) the third anniversary of the award date or (ii) the date of termination of the executive’s employment or service with the Company or any of its subsidiaries for any reason. The “VWAP Goal” shall be considered achieved on the date on which the volume weighted average of the closing prices of Class B non-voting shares over a period of twenty (20) consecutive trading days ending on such date is equal to or greater than $14.61, in each case in regular trading on the New York Stock Exchange. The VWAP Goal (if not previously achieved) is deemed to have been achieved in full upon any change in control of the Company, or any other extraordinary transaction

(including, but not limited to, a full or partial spin-off, split-off, issuance of a tracking stock or other transaction by the Company or its subsidiaries). In May 2024, the VWAP Goal was deemed to have been achieved.

•

In July 2024, the Compensation Committee determined the vesting of a tranche covering 199,840 shares of an award of performance-based restricted share units granted to Mr. Feltheimer in July 2023 that was eligible to vest during fiscal 2025 based on the Compensation Committee’s assessment of the Company’s and Mr. Feltheimer’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Feltheimer cited in the Company’s 2024 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to this vesting tranche.

•

In July 2024, the Compensation Committee determined the vesting of a tranche covering 69.944 shares of an award of performance-based restricted share units granted to Mr. Burns in July 2023 that was eligible to vest during fiscal 2025 based on the Compensation Committee’s assessment of the Company’s and Mr. Burns’ performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Burns cited in the Company’s 2024 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to this vesting tranche.

•

In July 2024, the Compensation Committee determined the vesting of (i) a tranche covering 42,779 shares of an award of performance-based restricted share units granted to Mr. Barge in July 2021 and (ii) a tranche covering 64,948 shares of an award of performance-based restricted share units granted to Mr. Barge in July 2023, in each case, that were eligible to vest during fiscal 2025 based on the Compensation Committee’s assessment of the Company’s and Mr. Barge’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 and the contributions of Mr. Barge cited in the Company’s 2024 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 90% of the performance-based restricted share units that were subject to these vesting tranches.

•

In July 2024, the Compensation Committee determined the vesting of (i) a tranche covering 39,927 shares of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2021, and (ii) a tranche covering 69,944 shares of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2023, in each case, that were eligible to vest during fiscal 2025 based on the Compensation Committee’s assessment of the Company’s and Mr. Goldsmith’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Goldsmith cited in the Company’s 2024 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to these vesting tranches.

•

In July 2024, the Compensation Committee determined the vesting of a tranche covering 19,984 shares of an award of performance-based restricted share units granted to Mr. Tobey in July 2023 that was eligible to vest during fiscal 2025 based on the Compensation Committee’s assessment of the Company’s and Mr. Tobey’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Tobey cited in the Company’s 2024 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to this vesting tranche.

CEO Equity Award for Fiscal 2026

As noted above, Mr. Feltheimer’s employment agreement entered into in August 2024 provides that he will be eligible to receive annual equity awards for the Company’s fiscal years 2026 through 2029, with a target annual grant date value of $10,000,000 and with the actual value to be determined based on the Company’s financial performance for the prior fiscal year against performance targets to be agreed upon by Mr. Feltheimer and the Compensation Committee early in the applicable fiscal year. For his fiscal 2026 award, Mr. Feltheimer and the Compensation Committee agreed that the award value would be determined based on the Company’s year-over-year adjusted OIBDA growth and revenue growth achieved in fiscal 2025, with the award value ranging from $6,000,000 for threshold performance (defined as a rate of growth higher than -8.0% for either metric or higher than -10.0% for both metrics) to $14,000,000 for maximum performance (defined as a rate of growth higher than 10.0% for one metric and higher than 8.0% for the other metric). The Compensation Committee retained discretion to determine the final award value (including discretion to award a value of more than $14,000,000 if the maximum performance levels were exceeded and discretion to grant an award even if the threshold performance levels were not met). The Compensation Committee could also consider 3-year average growth in addition to year-over-year growth and would also make adjustments for any change in accounting policies, any material corporate transactions (and related costs), and any other extraordinary events occurring during the fiscal year.

Accordingly, in June 2025, the Compensation Committee approved an equity award for Mr. Feltheimer with a grant date value of $8,500,000, representing 85% of the target award. In making this decision, the Compensation Committee considered 3-year average growth and year-over-year growth of adjusted OIBDA and revenue, as well as significant corporate transactions occurring during the fiscal year (most notably, the Separation) to determine whether any adjustment was warranted. Ultimately, however, the Compensation Committee elected to apply the same adjusted OIBDA analysis used in assessing fiscal 2025 annual incentive bonuses, discussed above, without making any additional adjustment.

Severance and Other Benefits upon Termination of Employment

The Company provides severance protections for the Named Executive Officers under their respective employment agreements. The Compensation Committee determines the level of severance benefits on a case-by-case basis, and, in general, considers them an important part of an executive’s compensation, consistent with competitive practices and, particularly in the context of a change in control transaction, playing a valuable role in attracting and retaining key executive officers.

As described in more detail under Potential Payments Upon Termination or Change in Control below, the Named Executive Officers would be entitled to severance benefits under their employment agreements in the event of a termination of employment by the Company “without cause” or, in certain cases, for “good reason,” as such terms are defined in the executive’s employment agreement. The Company has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. The cash severance benefits for these executives are generally determined, in the case of Messrs. Feltheimer and Burns, based on their base salary through the remainder of the term covered by their employment agreement and, in the case of the other Named Executive Officers, the greater of 50% of their base salary through the remainder of the term covered by their employment agreement or their base salary for a specified number of months following termination.

The Company also believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, we provide certain Named Executive Officers with enhanced severance benefits if their employment is terminated by the Company “without cause” or, in certain cases, by the executive for “good reason” in connection with a change in control. We believe that such enhanced severance benefits the Company and the shareholders by incentivizing the executives to be receptive to potential transactions that are in the best interest of shareholders even if the executives face great personal uncertainty in the change in control context. The cash severance benefits for these executives are generally determined based on their base salary through the remainder of the term covered by their employment agreement (or, if greater, a specified amount in the case of Messrs. Feltheimer and Burns or a specified number of months of base salary following termination in the case of the other Named Executive Officers). In addition, the Company believes it is appropriate to provide these benefits to certain Named Executive Officers (other than Messrs. Feltheimer and Burns) if their employment is terminated in circumstances described above following a change in the senior management of the Company as specified in their respective employment agreements.

As noted above, we do not provide any benefits to the Named Executive Officers that would be payable solely because a change in control occurs or any right to receive a gross-up payment for any parachute payment taxes that may be imposed in connection with a change in control.

See Potential Payments Upon Termination or Change in Control below for more information on the severance benefits provided under the Named Executive Officers’ employment agreements.

Perquisites and Other Benefits

We provide certain Named Executive Officers with limited perquisites and other personal benefits, such as life insurance policy contributions and club membership dues that the Compensation Committee believes are reasonable and consistent with our overall compensation program, to better enable us to attract and retain superior employees for key positions. Additionally, we own an interest in an aircraft through a fractional ownership program for use, from time to time, for film promotion and other corporate purposes. As we maintain this interest for business purposes, we believe that it is reasonable to afford limited personal use of the aircraft consistent with regulations of the Internal Revenue Service, the SEC and the Federal Aviation Administration. Messrs. Feltheimer and Burns reimburse the Company for a portion of the costs incurred for their limited personal use of the aircraft. All of these perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes below.

We have also adopted a nonqualified deferred compensation plan to allow the Named Executive Officers and certain other key employees the opportunity to defer a portion of their compensation without regard to the tax code limitations applicable to tax-qualified plans. The deferred compensation plan is intended to promote retention by providing participants with an opportunity to save for retirement in a tax-efficient manner. Please see the Non-Qualified Deferred Compensation section below for a description of the plan.

Clawback Policy

In accordance with SEC and NYSE requirements, the Compensation Committee has adopted an executive compensation recovery policy regarding the adjustment or recovery of certain incentive awards or payments made to current or former executive officers in the event that we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. In general, the policy provides that, unless an exception applies, we will seek to recover compensation that is awarded to an executive officer based on the Company’s attainment of a financial metric during the three-year period prior to the fiscal year in which the restatement occurs, to the extent such compensation exceeds the amount that would have been awarded based on the restated financial results.

Policy with Respect to Section 162(m)

U.S. federal income tax law generally prohibits a publicly held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017, that were based upon attaining pre-established performance measures that were set by the Compensation Committee under a plan approved by the Company’s shareholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit. As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and its shareholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

Company’s Compensation Policies and Risk Management

The Compensation Committee has reviewed the design and operation of the Company’s current compensation structures and policies as they pertain to risk and has determined that the Company’s compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During fiscal 2025, the Compensation Committee consisted of Messrs. Simm (Chair), Fries, Rachesky, Sloan and Ms. McCaw. No member who served on the Compensation Committee at any time during fiscal 2025 is or has been a former or current executive officer of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during fiscal 2025.

Executive Compensation Information

Summary Compensation Table

The Summary Compensation Table below quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers for fiscals 2025, 2024 and 2023. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus and long-term equity incentives. The Named Executive Officers also received the other benefits listed in column (i) of the Summary Compensation Table, as further described in footnote 3 to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and the accompanying description of the material terms of equity awards granted in fiscal 2025 provide information regarding the long-term equity incentives awarded to the Named Executive Officers in fiscal 2025. The Outstanding Equity Awards at Fiscal 2025 Year-End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

Summary Compensation — Fiscals 2025, 2024 and 2023

Name and Principal Position(a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)		Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(1) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
Jon Feltheimer	2025	$1,500,000	$1,200,000	$6,727,032		$0	$0	$0	$396,200	$9,823,232
Chief Executive	2024	$1,500,000	$11,000,000	$5,427,902		$0	$0	$0	$286,046	$18,213,948
Officer	2023	$1,500,000	$10,000,000	$9,750,004	*	$0	$0	$0	$278,405	$21,528,409

Michael Burns	2025	$1,000,000	$3,500,000	$3,134,034		$0	$0	$0	$91,950	$7,725,984
Vice Chair	2024	$1,000,000	$6,000,000	$1,749,999		$0	$0	$0	$86,643	$8,836,642
	2023	$1,000,000	$5,500,000	$3,500,005	*	$0	$0	$0	$98,975	$10,098,980

James W. Barge	2025	$1,250,000	$3,000,000	$2,858,023		$0	$0	$0	$18,144	$7,126,167
Chief Financial	2024	$1,166,667	$3,500,000	$3,033,711		$911,481	$0	$0	$15,236	$8,627,095
Officer	2023	$1,000,000	$3,000,000	$5,965,724	*	$891,066	$0	$0	$14,285	$10,871,075

Brian Goldsmith	2025	$1,250,000	$1,000,000	$2,876,475		$0	$0	$0	$16,384	$5,142,859
Chief Operating	2024	$1,250,000	$1,875,000	$3,019,557		$0	$0	$0	$14,122	$6,158,679
Officer	2023	$1,125,000	$1,625,000	$3,648,468	*	$184,629	$0	$0	$18,802	$6,601,899

Bruce Tobey	2025	$1,000,000	$1,000,000	$719,363		$0	$0	$0	$15,836	$2,735,199
Executive Vice	2024	$1,000,000	$1,250,000	$599,996		$0	$0	$0	$25,015	$2,875,011
President and General Counsel	2023	$19,231	$0	$249,999		$0	$0	$0	$0	$269,230

**

As explained in note (1) below, these amounts include the value of equity awards granted early in fiscal 2023 as a portion of the executive’s fiscal 2022 annual incentive bonus as follows: for Mr. Feltheimer, $7,200,002 in stock awards; for Mr. Burns, $3,500,005 in stock awards; for Mr. Barge, $3,199,998 in stock awards; and for Mr. Goldsmith, $900,003 in stock awards.

(1)

In accordance with SEC rules, any portion of a Named Executive Officer’s annual bonus that the Compensation Committee determined would be paid in the form of an equity award is reported in the Summary Compensation Table as compensation for the fiscal year in which the award was approved by the Compensation Committee (i.e., the year after the year in which the bonus was earned). For fiscal 2025, the bonus for each Named Executive’s Officer (other than Mr. Barge) was awarded partly in cash and partly in the form of equity-based awards with a one-year vesting schedule. Accordingly, the cash portion of each bonus awarded for fiscal 2025 performance was reported in the “Bonus” column in the Summary Compensation Table for fiscal 2025, and the grant date fair value of the equity awards granted to each executive as part of their fiscal 2025 bonus will be reported as compensation for fiscal 2026 in the Summary Compensation Table in the Company’s 2026 annual proxy statement. For fiscal 2022, each Named Executive’s Officer’s bonus was awarded partly in cash and partly in the form of equity-based awards with a one-year vesting schedule. Accordingly, the cash portion of each bonus awarded for fiscal 2022 performance was reported in the “Bonus” column in the Summary Compensation Table for fiscals 2022 in prior years’ proxy statement, and the grant date fair value of the equity awards granted to each executive as part of their fiscal 2022 bonus is reported herein as compensation for fiscal 2023. For fiscal 2023 and fiscal 2024, each Named Executive’s Officer’s bonus was awarded in cash, and the full amount is reported in the “Bonus” column for those years.
(2)

The amounts reported in columns (e) and (f) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. The fair value of an option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The fair value of a stock award is determined based on the market value of the stock award on the date of grant. Under SEC rules, the entire grant date value of these awards is reported as compensation for the Named Executive Officer for the fiscal year in which the award was granted. As described in the Compensation Discussion and Analysis above under Long-Term Incentive Awards, the Compensation Committee has approved certain grants of restricted share units to each of the Named Executive Officers that would vest based on such company and/or individual performance criteria determined by the Compensation Committee in consultation with Mr. Feltheimer for each of the 12-month performance periods covered by these awards (with a tranche of each award being allocated to each of the performance periods for that award). The grant date for accounting purposes for each portion of the award occurs at the end of the applicable performance period when it is determined whether the performance criteria applicable to that portion of the award have been met. Under SEC rules, the value of equity awards is reported as compensation for the fiscal year in which the grant date (as determined for accounting purposes) occurs. Accordingly, to the extent the Compensation Committee determined during a particular fiscal year the performance level achieved for a particular performance period under the award, the portion of the award that relates to that performance period is reported as compensation for the fiscal year in which the determination was made.

(3)	The following table outlines the amounts included in All Other Compensation in column (i) of the Summary Compensation Table for the Named Executive Officers in fiscal 2025:

Name	401(k) Contribution	Term Life Insurance Premiums(a)	Severance/ Retirement	Automobile Allowance	Miscellaneous(b)	Disability Benefits	Total
Jon Feltheimer	$13,800	$835	$0	$0	$380,547	$1,018	$396,200
Michael Burns	$13,800	$1,018	$0	$13,332	$62,782	$1,018	$91,950
James W. Barge	$16,108	$1,018	$0	$0	$0	$1,018	$18,144
Brian Goldsmith	$13,800	$1,566	$0	$0	$0	$1,018	$16,384
Bruce Tobey	$13,800	$1,018	$0	$0	$0	$1,018	$15,836

(a)

The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.

(b)

For Mr. Feltheimer, the amount in this column for fiscal 2025 includes $14,050 in club membership dues, $46,881 in security service costs, and $319,616 in incremental costs for the personal use of the company-leased aircraft (net of approximately $71,700 reimbursed to the Company by Mr. Feltheimer). For Mr. Burns, the amount in this column for fiscal 2025 includes $62,782 in incremental costs for the personal use of the company-leased aircraft (net of approximately $17,850 reimbursed to the Company by Mr. Burns). Personal use of the aircraft is valued using an incremental cost method that takes into account variable cost per flight hour, as well as other direct operating costs to the Company, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees, and other direct operating costs. Incremental costs do not include certain fixed costs that do not change based on usage (e.g., maintenance not related to personal trips, flight crew salaries, and depreciation).

Description of Employment Agreements

We have entered into employment agreements with each of the Named Executive Officers. Key terms of these employment agreements are briefly described below. Provisions of these agreements relating to post-termination of employment benefits are discussed below under Potential Payments Upon Termination or Change in Control.

For Messrs. Burns and Tobey, the following summary is based upon employments agreement in effect during fiscal year 2025. As noted above, Messrs. Burns and Tobey entered into new employment agreements on May 6, 2025, and April 9, 2025, respectively, the terms of which are described above. See “—Employment Agreements” above.

Jon Feltheimer	Employment Agreement:	August 8, 2024

	Title:	Chief Executive Officer

	Term Ending:	July 31, 2029

	Base Salary:	$1,500,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee, with a target of $7,500,000 and maximum bonus being 200% of the target amount; any portion that exceeds $1,500,000 for a particular year may be paid in the form of fully vested existing common stock.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, reasonable club membership dues, and limited use of the Company’s private aircraft.

	Annual Equity Awards:	Eligible to receive annual grants as to common shares each year from fiscal 2026 through fiscal 2029 with a grant date value of $10,000,000, with the actual value of the annual grant to be determined by the Compensation Committee each year based on the Company’s financial performance for the prior fiscal year against performance targets to be agreed upon by Mr. Feltheimer and the Compensation Committee early in the applicable fiscal year, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Compensation Committee.

Michael Burns	Employment Agreement:	December 20, 2020

	Title:	Vice Chair

	Term Ending:	October 30, 2024

	Base Salary:	$1,000,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee, with a target of 75% of base salary. Any portion that exceeds $1,500,000 for a particular year may be paid in the form of either an award of existing common stock or a stock option to purchase existing common stock, as determined by the Compensation Committee (any such award to be fully vested on grant and the number of shares subject to such award to be determined based on the Company’s then-current share price and, in the case of a stock option, the assumptions then used to value stock options for purposes of the Company’s financial reporting).

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, and limited use of the Company’s private aircraft.

James W. Barge	Employment Agreement:	As of August 1, 2023

	Title:	Chief Financial Officer

	Term Ending:	July 31, 2026

	Base Salary:	$1,250,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with the Company’s Chief Executive Officer, with a target amount two hundred forty percent (240%) of his base salary.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level.

	Annual Equity Awards:	Eligible to receive annual grants as to common shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $3,750,000, each with a three-year vesting period and to consist of restricted share units and/or options (or SARs) as determined by the Compensation Committee.

	Consulting Agreement:	Effective as of August 1, 2026, a one-year consulting agreement for finance consulting services to the Company for the monthly rate of $41,666.67.

Brian Goldsmith	Employment Agreement:	October 1, 2020

	Title:	Chief Operating Officer

	Term Ending:	September 30, 2025

	Base Salary:	$1,250,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with the Company’s Chief Executive Officer, with a target of 100% of base salary.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level.

	Annual Equity Awards:	Eligible to receive annual grants as to common shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $3,500,000, each with a three-year vesting period and to consist of restricted share units and/ or stock options (or SARs) as determined by the Compensation Committee.

Bruce Tobey	Employment Agreement:	March 27, 2023

	Title:	Executive Vice President and General Counsel

	Term Ending:	March 26, 2026

	Base Salary:	$1,000,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with the Company’s Chief Executive Officer, with a target of 75% of base salary.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level.

Annual Equity Awards:	Eligible to receive annual grants as to shares each year for fiscal 2024 through fiscal 2026 with a grant date value of $1,000,000, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Compensation Committee.

Equity Award:	Received grant in March 2023 as to Class B non-voting shares of 26,511 time-vesting restricted share units, with a three-year vesting period.

Grants of Plan-Based Awards

The following table presents information regarding the incentive awards granted to the Named Executive Officers during fiscal 2025. Each of the equity-based awards was granted under the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Plan”), which, after the Separation, was succeeded by the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “2025 Plan”) and approved by shareholders. Detailed information on each equity award is presented in the narrative that follows the table.

Grants of Plan-Based Awards — Fiscal 2025

Name (a)	Grant Date (b)*	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Numbers of Shares of Stock or Units (#) (i)	All Other Options Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(1) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Jon Feltheimer	7/15/2024	—	—	—	—	96,811	—	—	—	—	$808,372
	7/15/2024	—	—	—	—	199,840	—	—	—	—	$1,668,664
	8/1/2024	—	—	—	—	—	—	535,264	—	—	$4,249,996
Michael Burns	7/15/2024	—	—	—	—	69,944	—	—	—	—	$584,032
	8/1/2024	—	—	—	—	—	—	321,159	—	—	$2,550,002
James W. Barge	7/15/2024	—	—	—	—	38,501	—	—	—	—	$321,483
	7/15/2024	—	—	—	—	54,456	—	—	—	—	$454,708
	7/15/2024	—	—	—	—	58,453	—	—	—	—	$488,083
	8/1/2024	—	—	—	—	—	—	200,724	—	—	$1,593,749
Brian Goldsmith	7/15/2024	—	—	—	—	39,927	—	—	—	—	$333,390
	7/15/2024	—	—	—	—	56,473	—	—	—	—	$471,550
	7/15/2024	—	—	—	—	69,944	—	—	—	—	$584,032
	8/1/2024	—	—	—	—	—	—	187,343	—	—	$1,487,503
Bruce Tobey	7/15/2024	—	—	—	—	19,984	—	—	—	—	$166,866
	8/1/2024	—	—	—	—	—	—	69,584	—	—	$552,497

*	These awards were granted with respect to Class B non-voting shares.
(1)

The amounts reported in column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in column (l), see footnote (2) to the Summary Compensation Table.

Each of the equity-based awards reported in the Grants of Plan-Based Awards table was granted under, and is subject to, the terms of the 2023 Plan. The 2023 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes, subject to the provisions of the 2023 Plan, selecting participants and determining the type(s) of award(s) that they are to receive, determining the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award, accelerating or extending the vesting or exercisability or extending the term of any or all outstanding awards, making certain adjustments to an outstanding award and authorizing the conversion, succession or substitution of an award, determining the manner in which the purchase price of an award or the Company’s common shares may be paid, making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death or, in certain cases, to family members for tax or estate planning purposes

Under the terms of the 2023 Plan, a change in control of the Company does not automatically trigger vesting of the awards then outstanding under the plan. If there is a change in control, each participant’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of stock options, exercisable. Any stock options that become vested in connection with a change in control will generally terminate to the extent they are not exercised prior to the change in control.

As described below under Potential Payments upon Termination or Change in Control, certain equity awards granted to the Named Executive Officers are subject to accelerated vesting under the terms of their respective employment agreements in the event of a termination of their employment under certain circumstances.

Restricted Share Units

Columns (g) and (i) in the table above report awards of restricted share units granted to the Named Executive Officers during fiscal 2025, including tranches of certain performance-based awards that are treated as granted during fiscal 2025 under applicable accounting rules. Each restricted share unit represents a contractual right to receive, upon vesting of the unit, payment equal to the value of Class B non-voting shares (typically in an equal number of Class B non-voting shares, but the Compensation Committee has the discretion to settle the units in cash or shares of Class A voting shares). The Named Executive Officer does not have the right to vote or dispose of the restricted share units, but will be credited with additional share units under the award as dividend equivalents based on the amount of dividends (if any) paid by the Company during the term of the award on a number of Class B non-voting shares equal to the number of outstanding and unpaid restricted share units then subject to the award. Such dividend equivalents will be paid only if and when vesting requirements applicable to the underlying share units are met.

Time-Based Units

For Messrs. Feltheimer, Burns, Barge, Goldsmith and Tobey, the awards of 535,264, 321,159, 200,724, 187,343 and 69,584 Class B non-voting shares, respectively, made in August 2024 and reported in column (i) in the table above, represent annual grants of time-based restricted share units. These awards are subject to a three-year vesting schedule, subject to the executive’s continued employment through the vesting dates.

Performance-Based Units

Column (g) in the table above reports awards of performance share units that are treated as granted to the Named Executive Officers during fiscal 2025 under applicable accounting rules. Performance share units are similar to the restricted share units described above, except that they are subject to performance based vesting conditions as well as time-based vesting.

For Messrs. Feltheimer, Barge and Goldsmith, the awards of 96,811, 54,456 and 56,473 Class B non-voting shares, respectively, made in July 2024, and reported in column (g) in the table above, represent the portion (100% for Messrs. Feltheimer and Goldsmith and 90% for Mr. Barge) of awards of restricted share units that vested with respect to performance only based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and the Company’s performance, respectively. These awards were originally approved by the Compensation Committee in July 2022, and cover a three-year period ending in July 2025, with one-third of the total award being eligible to vest based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and the Company’s respective performance over a specified 12-month period. Each grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and the Company’s respective performance are reflected in the table above. However, none of the performance-based restricted share units vest unless a VWAP Goal (as defined below) is achieved on or before the earlier of (i) the third anniversary of the award date or (ii) the date of termination of the executive’s employment or service with the Company or any of its subsidiaries for any reason. The “VWAP Goal” shall be considered achieved on the date on which the volume weighted average of the closing prices of Class B non-voting shares over a period of twenty (20) consecutive trading days ending on such date is equal to or greater than $14.61, in each case in regular trading on the New York Stock Exchange. The VWAP Goal (if not previously achieved) is deemed to have been achieved in full upon any change in control of the Company, or any other extraordinary transaction (including, but not limited to, a full or partial spin-off, split-off, issuance of a tracking stock or other transaction by the Company or its subsidiaries). In May 2024, the VWAP Goal was deemed to have been achieved.

For Mr. Feltheimer, the award of 199,840 Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Feltheimer’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2023 and covers a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Feltheimer’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Feltheimer’s and the Company’s performance are reflected in the table above.

For Mr. Burns, the award of 69,944 Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Burns’ and the Company’s performance. This award was originally approved by the Compensation Committee in July 2023 and covers a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Burns’ and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Burns’ and the Company’s performance are reflected in the table above.

For Mr. Barge, the award of 38,501 Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 90% of the portion of an award of restricted share units that vested based on Mr. Barge’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2021 and covers a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Barge’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Barge’s and the Company’s performance are reflected in the table above.

For Mr. Barge, the award of 58,453 Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 90% of the portion of an award of restricted share units that vested based on Mr. Barge’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2023 and covers a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Barge’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Barge’s and the Company’s performance are reflected in the table above.

For Mr. Goldsmith, the award of 39,927 Class B non-voting shares made in July 2024 and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Goldsmith’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2021 and covers a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Goldsmith’s and the Company’s performance are reflected in the table above.

For Mr. Goldsmith, the award of 69,944 Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Goldsmith’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2023 and covers a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Goldsmith’s and the Company’s performance are reflected in the table above.

For Mr. Tobey, the award of 19,984 Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Tobey’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2023 and covers a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Tobey’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Tobey’s and the Company’s performance are reflected in the table above.

Outstanding Equity Awards

The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of March 31, 2025, including the vesting dates for the portions of these awards that had not vested as of that date.

Outstanding Equity Awards at Fiscal 2025 Year-End

	Option Awards						Stock Awards
Name(a)	Securities Covered By Award	Number of Securities Underlying Unexercised Options (#) Exercisable(b)	Numbers of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date(f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(j)
Jon Feltheimer	LGF.A	565,037	—	—	$20.37	10/11/2026	—		—	—	—
	LGF.B	565,037	—	—	$19.69	10/11/2026	—		—	—	—
	LGF.A	565,037	—	—	$25.46	10/11/2026	—		—	—	—
	LGF.B	565,037	—	—	$24.61	10/11/2026	—		—	—	—
	LGF.B	125,000	—	—	$23.02	6/7/2028	—		—	—	—
	LGF.B	125,000	—	—	$28.78	6/7/2028	—		—	—	—
	LGF.B	2,000,000	—	—	$8.17	8/21/2030	—		—	—	—
	LGF.B	—	—	—	—	—	96,811	(2)	$766,743	—	—
	LGF.B	—	—	—	—	—	399,680	(3)	$3,165,466	—	—
	LGF.B	—	—	—	—	—	535,264	(4)	$4,239,291	—	—
Michael Burns	LGF.A	425,476	—	—	$24.59	11/3/2026	—		—	—	—
	LGF.B	425,476	—	—	$23.77	11/3/2026	—		—	—	—
	LGF.A	425,476	—	—	$19.68	11/3/2026	—		—	—	—
	LGF.B	425,476	—	—	$19.02	11/3/2026	—		—	—	—
	LGF.B	106,594	—	—	$23.02	6/7/2028	—		—	—	—
	LGF.B	106,594	—	—	$28.78	6/7/2028	—		—	—	—
	LGF.B	1,155,000	—	—	$8.51	12/18/2030	—		—	—	—
	LGF.B	—	—	—	—	—	139,888	(3)	$1,107,913	—	—
	LGF.B	—	—	—	—	—	321,159	(4)	$2,543,579	—	—
James W. Barge	LGF.B	850,000	—	—	$25.22	12/28/2026	—		—	—	—
	LGF.B	95,000	—	—	$23.02	6/7/2028	—		—	—	—
	LGF.B	1,271,052	—	—	$8.66	9/26/2029	—		—	—	—
	LGF.B	—	—	—	—	—	60,507	(2)	$479,215	—	—
	LGF.B	—	—	—	—	—	129,896	(3)	$1,028,776	—	—
	LGF.B	—	—	—	—	—	200,724	(4)	$1,589,734	—	—
Brian Goldsmith	LGF.A	132,657	—	—	$39.16	11/13/2025	—		—	—	—
	LGF.B	132,657	—	—	$37.86	11/13/2025	—		—	—	—
	LGF.B	95,000	—	—	$23.02	6/7/2028	—		—	—	—
	LGF.B	315,372	—	—	$18.11	11/12/2028	—		—	—	—
	LGF.B	404,530	—	—	$11.99	7/1/2029	—		—	—	—
	LGF.B	—	—	—	—	—	56,473	(2)	$447,266	—	—
	LGF.B	—	—	—	—	—	139,888	(3)	$1,107,913	—	—
	LGF.B	—	—	—	—	—	187,343	(4)	$1,483,757	—	—
Bruce Tobey	LGF.B	—	—	—	—	—	8,837	(5)	$69,989	—	—
	LGF.B	—	—	—	—	—	39,968	(3)	$316,547	—	—
	LGF.B	—	—	—	—	—	69,584	(4)	$551,105	—	—

(1)

The dollar amounts shown in columns (h) and (j) are determined by multiplying either the number of Class A voting shares or units (LGF.A) or Class B non-voting shares or units (LGF.B) reported in columns (g) and (i), respectively, by $8.85 and $7.92, respectively, the closing price of LGF.A and LGF.B on March 31, 2025 (the last trading day of fiscal 2025).

(2)	The unvested portion of this award is scheduled to vest on July 27, 2025.

(3)	The unvested portion of this award is scheduled to vest in two equal annual installments on July 3, 2025 and July 3, 2026.
(4)	The unvested portion of this award is scheduled to vest in three equal annual installments on July 1, 2025, July 1, 2026 and July 1, 2027.
(5)	The unvested portion of this award is scheduled to vest on March 27, 2026.

Option Exercises and Stock Vested

The following table presents information regarding the exercise of options and SARs by the Named Executive Officers during fiscal 2025 and the vesting during fiscal 2025 of other stock awards previously granted to the Named Executive Officers.

Option Exercises and Stock Vested — Fiscal 2025

	Securities Covered by Award	Option Awards		Stock Awards
Name(a)		Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(1)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(1)(e)
Jon Feltheimer	LGF.B	—	$—	690,113	$5,845,728
Michael Burns	LGF.B	—	$—	33,333	$332,330
	LGF.B	—	$—	139,888	$1,179,256	(2)
James W. Barge	LGF.B	—	$—	380,151	$3,207,844
Brian Goldsmith	LGF.B	—	$—	389,161	$3,278,638
Bruce Tobey	LGF.B	—	$—	60,970	$509,217

(1)

The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of shares of existing common stock to which the exercise of the option related by (ii) the difference between the per-share closing price of the applicable class of shares of existing common stock to on the date of exercise and the exercise price of the stock options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of the applicable class of shares of existing common stock on the vesting date.

(2)	Reflects value settled in cash.

Non-Qualified Deferred Compensation

We permit the Named Executive Officers and certain other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table above on a deferred basis under our Deferred Compensation Plan. Under the plan, we are also permitted to make additional discretionary contributions with respect to amounts deferred under the plan.

For cash amounts deferred under the plan, the participant may elect one or more measurement funds to be used to determine investment gains or losses to be credited to his or her account balance, including certain mutual funds. Amounts may be deferred until a specified date, retirement or other termination of service, disability or death. At the participant’s election, compensation deferred until a specified date or termination of service may be paid as a lump sum or in annual installments as specified in the plan document. If the participant’s employment terminates due to death or disability, the participant’s deferred compensation balance will be paid in a single lump sum. Emergency hardship withdrawals are also permitted under the plan.

As of March 31, 2025, none of the Named Executive Officers had deferred any amount under the plan, and the Company had not made any contributions with respect to any Named Executive Officer under the plan.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to the Named Executive Officers in connection with a termination of their employment with us pursuant to the terms of their respective employment agreements with the Company. In addition to the benefits described below, outstanding equity-based awards held by the Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of our equity incentive plans if the awards are not assumed or otherwise continued upon the transaction, as noted under Grants of Plan-Based Awards above. None of the Named Executive Officers are entitled to any reimbursement or gross-up payment for any excise taxes imposed under Section 280G of the U.S. Internal Revenue Code of 1986. The Named Executive Officers also do not have a right to voluntarily terminate employment (other than for “good reason” in certain cases) following a change in control and receive severance and are not entitled to any “single-trigger” vesting of equity awards or other benefits upon a change in control unless the executive’s employment terminates in the circumstances described below. In each case, the Named Executive Officer’s right to receive the severance benefits described below in connection with a termination of the executive’s employment (other than as a result of death or disability) is subject to his execution of a release of claims in favor of the Company.

For Messrs. Burns and Tobey, the following summary is based upon employments agreement in effect during fiscal year 2025. As noted above, Messrs. Burns and Tobey entered into new employment agreements on May 6, 2025, and April 9, 2025, respectively, the terms of which are described above. See “—Employment Agreements” above.

Jon Feltheimer

Severance Benefits — Termination of Employment. In the event Mr. Feltheimer’s employment is terminated by the Company “without cause” or by him for “good reason” (as such terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer would be entitled to a cash severance payment equal to the present value of his base salary through July 31, 2029, as well as payment of his premiums for continued health coverage for up to 18 months (or such longer period as provided by state law) following his termination and his premiums for continued life and disability insurance through July 31, 2029. In addition, Mr. Feltheimer would be entitled to payment of the target amount of his annual bonus for the fiscal year in which his termination occurs. Mr. Feltheimer’s equity awards granted by the Company prior to his termination, to the extent then outstanding and unvested, would become fully vested upon his termination (and if an annual grant for the fiscal year in which his termination occurs has not previously been granted, that annual grant would be made and would fully vest upon his termination).

Severance Benefits — Termination of Employment in Connection with Change in Control. If Mr. Feltheimer’s employment is terminated by the Company “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control of the Company (as such terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer would be entitled to the severance benefits described above, except that his cash severance would be the greater of the present value of his base salary through July 31, 2029 and $6.0 million.

Severance Benefits — Death or Disability. In the event Mr. Feltheimer’s employment with the Company terminates due to his death or “disability” (as such term is defined in Mr. Feltheimer’s employment agreement), the equity awards granted by the Company pursuant to Mr. Feltheimer’s employment agreement, to the extent then outstanding and unvested, would become fully vested as of the date of such termination. In addition, in the event Mr. Feltheimer’s employment with the Company terminates due to his disability, the Company will continue to pay the premiums for his continued life and disability insurance through July 31, 2029.

Retirement Benefits. If Mr. Feltheimer retires from his employment with the Company on at least six months written notice (or his employment continues through July 31, 2029 and terminates for any reason thereafter), his outstanding and unvested equity awards granted by the Company pursuant to his employment agreement prior to his retirement will continue to vest following his retirement date, and his vested options or SARs would be exercisable for five years following his retirement (or, if earlier, until the expiration date of the award).

Michael Burns

Severance Benefits — Termination of Employment. In the event Mr. Burns’ employment is terminated by the Company “without cause” or by him for “good reason” (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would be entitled to a lump sum cash severance payment equal to the present value of his remaining base salary through October 30, 2024, a prorated amount of the annual bonus that Mr. Burns would have received for the fiscal year in which his termination occurs, as well as payment of his premiums for continued health coverage for up to six months following his termination and payment for continued life and disability insurance through October 30, 2024. In addition, Mr. Burns’ equity awards granted by the Company pursuant to his employment agreement, to the extent then outstanding and unvested, would become fully vested upon his termination.

Severance Benefits — Termination of Employment in Connection with Change in Control. If Mr. Burns’ employment is terminated by the Company “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control of the Company (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would be entitled to the severance benefits described above, except that his lump sum cash severance would be the greater of the present value of his remaining base salary through October 30, 2024 or $3.5 million.

Severance Benefits — Death or Disability. In the event Mr. Burns’ employment with the Company terminates due to his death or “disability” (as such term is defined in Mr. Burns’ employment agreement), his equity awards granted by the Company pursuant to Mr. Burns’ employment agreement, to the extent then outstanding and unvested, would become fully vested as of the date of such termination.

James W. Barge	Severance Benefits — Termination of Employment. In the event that Mr. Barge’s employment is terminated by the Company “without cause” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge will be entitled to a lump sum cash severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the annual bonus that Mr. Barge would have received for the fiscal year in which his termination occurs, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Barge’s employment is terminated by the Company “without cause”, or if Mr. Barge resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Barge’s employment agreement), (1) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and be fully vested on his termination date.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event that Mr. Barge’s employment is terminated by the Company

“without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control or a “change in management” of the Company (as such terms are defined in Mr. Barge’s employment agreement), Mr. Barge would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Barge’s employment is terminated by the Company “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Barge will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at the Company’s election, common shares.

Severance Benefits — Death or Disability. In the event Mr. Barge’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge will be entitled to receive a prorated bonus for the fiscal year in which his termination occurs. In addition, Mr. Barge’s equity awards granted by the Company pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Brian Goldsmith	Severance Benefits — Termination of Employment. In the event Mr. Goldsmith’s employment is terminated by the Company “without cause” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith will be entitled to a lump sum severance payment equal to the greater of (i) 50% of his salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated discretionary bonus for the fiscal year in which his termination occurs, and payment of COBRA premiums for up to 18 months. Additionally, in the event Mr. Goldsmith’s employment is terminated by the Company “without cause” or if Mr. Goldsmith resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), (i) any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and become fully vested, and (ii) 50% percent of any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and become fully vested. Moreover, if Mr. Goldsmith’s employment is terminated at the end of the term of the agreement because the Company does not offer to extend the term or offers to extend the term on terms that would constitute “good reason” under the agreement, Mr. Goldsmith would be entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated discretionary bonus and payment of COBRA premiums noted above. In addition, any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that is scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Goldsmith’s employment is terminated by the Company “without cause” or by him for “good reason” within twelve (12) months following the date of a change in control or a “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Goldsmith’s employment is terminated by the Company “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Goldsmith will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at the Company’s election, in common shares.

Severance Benefits — Death or Disability. In the event Mr. Goldsmith’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith will be entitled to receive a prorated discretionary bonus for the fiscal year in which his termination occurs and payment of his COBRA premiums for up to 18 months. In addition, Mr. Goldsmith’s equity awards granted by the Company pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Bruce Tobey	Severance Benefits — Termination of Employment. In the event that Mr. Tobey’s employment is terminated by the Company “without cause” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey will be entitled to a lump sum severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the bonus that Mr. Tobey would have received for the fiscal year in which his termination occurs, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Tobey’s employment is terminated by the Company “without cause” or if Mr. Tobey resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Tobey’s employment agreement), (1) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and be fully vested on his termination date. Moreover, if Mr. Tobey’s employment is terminated at the end of the term of the agreement because the Company does not offer to extend the term or offers to extend the term on terms that would constitute “good reason” under the agreement, Mr. Tobey would be entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated bonus and payment of COBRA premiums noted above. In addition, any portion of equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that is scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event that Mr. Tobey’s employment is terminated by the Company “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control or a “change in management” of the Company (as such terms are defined in Mr. Tobey’s employment agreement), Mr. Tobey would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Tobey’s employment is terminated by the Company “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Tobey will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at the Company’s election, in common shares.

Severance Benefits — Death or Disability. In the event Mr. Tobey’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey will be entitled to receive a prorated bonus for the fiscal year in which his termination occurs. In addition, Mr. Tobey’s equity awards granted by the Company pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Estimated Severance and Change in Control Benefits

Severance Benefits. The following chart presents our estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive, had his employment terminated under the circumstances described above (other than in connection with a change in control of the Company) on March 31, 2025 (with the value of equity awards calculated based on the $8.85 and $7.92 closing prices of Class A voting shares and Class B non-voting shares, respectively, on March 31, 2025, the last trading day of fiscal 2025). Since this hypothetical termination would have occurred on the last day of the fiscal year, no pro-rata bonus was included in the cash severance in the charts below.

	Termination by Lionsgate Without Cause(1)
Name	Cash Severance		Equity Acceleration(2)	Insurance Premiums		Total
Jon Feltheimer	$5,568,149		$26,342,999	$547,011	(3)	$32,458,159
Michael Burns	$—	(4)	$7,302,984	$20,374	(5)	$7,323,358
James W. Barge	$1,875,000		$4,091,329	$61,123	(5)	$6,027,452
Brian Goldsmith	$1,875,000		$4,040,158	$61,123	(5)	$5,976,281
Bruce Tobey	$1,500,000		$1,095,914	$61,123	(5)	$2,657,037

(1)

As described above, Messrs. Feltheimer and Burns would also be entitled to these benefits pursuant to their respective employment agreements if their employment is terminated by the executive for good reason.

(2)

These columns report the intrinsic value of the unvested portions of each executive’s awards that would accelerate in the circumstances. For stock options and SARs, this value is calculated by multiplying the amount (if any) by which the closing price of the applicable class of the Company’s common shares on the last trading day of the fiscal year exceeds the exercise price or base price of the award by the number of shares subject to the accelerated portion of the award. No value is included in the table for stock options and SARs with a per-share exercise price that is greater than or equal to the closing price of the applicable class of the Company’s shares on the last trading day of the fiscal year. For restricted share unit awards, this value is calculated by multiplying the closing price of the applicable class of the Company’s common shares on the last trading day of the fiscal year by the number of units subject to the accelerated portion of the award.

(3)	Includes $61,123 for payment of COBRA premiums and $485,888 for payment of continued life and disability insurance premiums.
(4)

As described above, the term of Mr. Burns’ prior employment agreement expired on October 30, 2024, and he and the Company did not enter into a new employment agreement until May 6, 2025. Under his prior agreement, if his employment were terminated without cause or for good reason, he would be entitled to severance equal to the present value of his remaining base salary through the end of the term of the agreement. Accordingly, he would not have been entitled to any cash severance if his employment with the Company had terminated in these circumstances on March 31, 2025 as the agreement did not provide for a minimum severance amount and the term of the agreement had expired on October 30, 2024.

(5)	Includes payment of COBRA premiums.

	Termination Due to Executive’s Death or Disability
Name	Equity Acceleration(1)		Insurance Premiums		Total
Jon Feltheimer	$16,342,999		$547,011	(2)	$16,890,010
Michael Burns	$7,302,984	(3)	$20,374	(4)	$7,323,358
James W. Barge	$5,135,629		$61,123	(4)	$5,196,752
Brian Goldsmith	$5,088,698		$61,123	(4)	$5,149,821
Bruce Tobey	$1,437,889		$61,123	(4)	$1,499,012

(1)	See note (2) to the table above for the valuation of these benefits.
(2)

Includes $61,123 for payment of COBRA premiums for a termination due to executive’s death or disability, and $485,888 payment of continued life and disability insurance premiums for a termination due to executive’s disability.

(3)

As described above, the term of Mr. Burns’ prior employment agreement expired on October 30, 2024, and he and the Company did not enter into a new employment agreement until May 6, 2025. This amount includes amounts payable under the terms of the prior agreement if his employment with the Company had terminated under these circumstances on March 31, 2025.

(4)	Includes payment of COBRA premiums.

Change in Control Severance Benefits. The following chart presents our estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive had a change in control of the Company, or, in the case of Messrs. Barge, Goldsmith and Tobey, a change in management of the Company, occurred on March 31, 2025 and the executive’s employment with us had terminated by the Company without cause or by the executive for good reason as described above on such date. See note (2) to the table above for the valuation of equity award acceleration.

Name	Cash Severance(1)		Equity Acceleration		Insurance Premiums		Total
Jon Feltheimer	$6,115,160		$26,342,999		$547,011	(2)	$33,005,170
Michael Burns	$3,500,000	(3)	$7,302,984		$20,374	(4)	$10,823,358
James W. Barge	$5,625,000		$6,195,452	(5)	$61,123	(4)	$11,881,575
Brian Goldsmith	$3,625,000		$6,077,871	(5)	$61,123	(4)	$9,763,994
Bruce Tobey	$2,000,000		$1,805,293	(5)	$61,123	(4)	$3,866,416

(1)

For Messrs. Barge, Goldsmith and Tobey, this amount includes 50% of the grant date value of the annual equity awards provided for in the executive’s employment agreement as described above that had not been granted as of March 31, 2025.

(2)	Includes $61,123 for payment of COBRA premiums and $485,888 for payment of continued life and disability insurance premiums.
(3)

As described above, the term of Mr. Burns’ prior employment agreement expired on October 30, 2024, and he and the Company did not enter into a new employment agreement until May 6, 2025. This amount includes severance payable under the terms of the prior agreement if his employment with the Company had terminated under these circumstances on March 31, 2025.

(4)	Includes payment of COBRA premiums.
(5)

For Messrs. Barge, Goldsmith, and Tobey, the equity acceleration value reported in this table only applies to a termination without cause. If such executives’ employment had been terminated for good reason on or within 12 months following a change in control or a “change in management,” the equity acceleration value would be the same as described above for a termination without cause not in connection with a change in control. A change in management in these Named Executive Officers’ employment agreements would generally occur when both Messrs. Feltheimer and Burns are no longer employed by the Company.

Pay Ratio Disclosure

Pursuant to the Securities Exchange Act of 1934, as amended, we are required to disclose in this prospectus the ratio of the total annual compensation of our Chief Executive Officer to the median of the total annual compensation of all of our employees (excluding our Chief Executive Officer). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our Chief Executive Officer’s total compensation for fiscal 2025 was $9,823,232, and the median of the total compensation of all of our employees (excluding our Chief Executive Officer) for fiscal 2025 was $131,000. Accordingly, we estimate the ratio of our Chief Executive Officer’s total compensation for fiscal 2025 to the median of the total compensation of all of our employees (excluding our Chief Executive Officer) for fiscal 2025 to be 75 to 1.

We have selected March 31, 2025, which is a date within the last three months of fiscal 2025, as the date to be used to identify the Company’s median employee. To find the median of the annual total compensation of all the Company’s employees (excluding the Company’s Chief Executive Officer), we used the amount of each employee’s total cash compensation (i.e., base salary, wages, overtime and bonus) from the Company’s payroll records. In making this determination, we did not annualize compensation for those employees who did not work for the Company for the entire fiscal year. We also did not make any cost-of-living adjustments in identifying the median employee. We believe total cash compensation for all employees will be an appropriate measure because total cash compensation data is readily available, and the Company considers this a reasonable measure of employees’ overall compensation.

As of March 31, 2025, we had a total of 1,613 employees, of whom 1,322 were based in the U.S. and 291 were based outside of the U.S. In making the determination of the median employee, we did not include 5 employees based in Australia, 3 employees based in China, 38 employees based in India, 1 employee based in Indonesia, 2 employees based in Luxembourg and 3 employees based in Spain, in accordance with SEC rules permitting exclusion of a de minimis number of non-U.S. employees (so that all U.S.-based employees and 239 employees based outside of the U.S. were included in this determination).

This pay ratio is an estimate calculated in a manner consistent with SEC rules based on the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio to be reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

Compensation Program

For fiscal 2025, the Company’s non-employee directors were compensated as follows:

Type of Compensation	Amount
Annual Equity Retainer	$150,000
Annual Cash Retainer	$100,000
Annual Board Chair Retainer	$52,000
Annual Audit & Risk Committee Chair Retainer	$30,000
Annual Compensation Committee Chair Retainer	$30,000
Annual Nominating and Corporate Governance Committee Chair Retainer	$20,000

The annual equity retainer consisted of an award of restricted share units granted under the 2023 Stock Incentive Plan with a grant date value of $150,000 granted on November 29, 2024 (with $75,000 of the value based on the closing price of Class A voting shares on the date of grant and $75,000 of the value based on the closing price of Class B non-voting shares on the date of grant, and the number of units rounded to the nearest whole unit). The restricted share units will vest after one year following the date of grant (or, if earlier, the date of the annual general meeting of shareholders in the year after the year of grant).

The annual cash retainer and other retainers set forth in the table above were paid, at the director’s election, in all cash, 50% in cash and 50% in the form of shares of common stock (with 50% paid in Class A voting shares and 50% in Class B non-voting shares), or 100% in the form of shares of common stock (with 50% paid in Class A voting shares and 50% in Class B non-voting shares). Retainers were paid in two installments, with the number of shares of common stock delivered in payment of any retainer determined by dividing the dollar amount of the retainer paid in the form of shares of common stock by the closing price of common stock (either Class A voting shares or Class B non-voting shares, as applicable) on the date of payment, and such shares being fully vested at the time of payment.

Pursuant to the Company’s policies, non-employee directors were also reimbursed for reasonable expenses incurred in the performance of their duties.

For fiscal 2026, the Company’s non-employee directors will be compensated as follows:

Type of Compensation	Amount
Annual Equity Retainer	$150,000
Annual Cash Retainer	$100,000
Annual Board Chair Retainer	$52,000
Annual Audit & Risk Committee Chair Retainer	$30,000
Annual Compensation Committee Chair Retainer	$30,000
Annual Nominating and Corporate Governance Committee Chair Retainer	$20,000
Annual Transaction Committee Chair Retainer	$20,000

The annual equity retainer will consist of an award of restricted share units granted under the Company’s equity incentive plan then in effect with a grant date value of $150,000 granted annually on the date of the Company’s annual general meeting of shareholders (with the value based on the closing price of the Company’s common shares on the date of grant, and the number of units rounded to the nearest whole unit). The restricted share units will vest after one (1) year following the date of grant (or, if earlier, the date of the annual general meeting of shareholders in the year after the year of grant) and are paid in an equivalent number of the Company’s common shares. The Board retains discretion to provide for the award to instead be granted as a fixed amount of cash subject to the same vesting terms. The Board may also provide non-employee directors an election to defer payment of their vested awards in accordance with applicable tax law.

The annual cash retainer and other retainers set for in the table above will be paid, at the director’s election, in all cash, 50% in cash and 50% in the form of the Company’s common shares, or 100% in the form of the Company’s common shares. The Board retains discretion to provide for the retainers for one or more directors to be paid in a different mix of cash and the Company’s common shares as it determines appropriate. The retainers are paid in two (2) installments each year and, if applicable, the number of the Company’s common shares to be delivered in payment of the retainer are determined by dividing the dollar amount of the retainer to be paid by the closing price of the Company’s common shares on the date of payment, and fully vested at the time of payment.

Pursuant to the Company’s policies, Non-Employee Directors will also be reimbursed for reasonable expenses incurred in the performance of their duties.

The Board (or any committee of the Board within the authority delegated to it) has the right to amend the Company’s director compensation policy from time to time.

Director Onboarding and Education

Upon a new director’s appointment to the Board, an orientation is conducted by senior management and current Board members aiming to acquaint new directors with the Company’s business strategies, vital financial aspects, core values encompassing ethics and compliance, corporate governance practices, and key policies.

Additionally, the Company actively supports the ongoing education of its Board members, covering expenses for relevant continuing education programs.

Fiscal 2025 Director Compensation

The following table presents information regarding compensation earned or paid to each of the Company’s non-employee directors for services rendered during fiscal 2025. Messrs. Feltheimer and Burns, who were employed by the Company, did not receive any compensation for their services on the Board.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mignon Clyburn	$100,000	$149,998	$—	$—	$—	$—	$249,998
Gordon Crawford	$120,000	$149,998	$—	$—	$—	$—	$269,998
Emily Fine	$100,000	$149,998	$—	$—	$—	$—	$249,998
Michael T. Fries	$291,666	$—	$—	$—	$—	$—	$291,666
John D. Harkey, Jr.	$100,000	$149,998	$—	$—	$—	$—	$249,998
Susan McCaw	$100,000	$149,998	$—	$—	$—	$—	$249,998
Yvette Ostolaza	$120,000	$149,998	$—	$—	$—	$—	$269,998
Mark H. Rachesky, M.D.	$172,000	$149,998	$—	$—	$—	$—	$321,998
Daryl Simm	$130,000	$149,998	$—	$—	$—	$—	$279,998
Hardwick Simmons	$130,000	$149,998	$—	$—	$—	$—	$279,998
Harry E. Sloan	$100,000	$149,998	$—	$—	$—	$—	$249,998

(1)

The amounts reported in column (b) represent director annual retainer and chair fees, for fiscal 2025, paid, at the director’s election, either 50% in cash and 50% in the form of existing common stock, 100% in the form of common stock, or 100% in cash, as described above. The value of the common shares is calculated using the closing price of shares of common stock on the date of payment. Retainers and fees are paid twice a year. During fiscal 2025, the Company’s non-employee directors who elected to receive 50% of their retainers and fees in the form of common shares received the following number of shares: Ms. Clyburn, 3,213 shares, Mr. Simm, 4,177 shares and Mr. Simmons, 4,177 shares. During fiscal 2025, the Company’s non-employee directors who elected to receive 100% of their retainers and fees in the form of common shares received the following number of shares: Mr. Crawford, 7,712 shares, Ms. Fine, 6,426 shares, Mr. Harkey, 11,627 shares, Ms. Ostolaza, 7,712 shares, Dr. Rachesky, 11,052 shares, and Mr. Sloan, 6,426 shares. For fiscal 2025, the Board determined that Mr. Fries and Ms. McCaw would receive 100% of their cash retainer and fees in the form of cash. Additionally, the Board determined that Mr. Fries would receive 100% of his equity retainer in the form of cash (so that the amount reported in this column for Mr. Fries includes cash received in lieu of any equity award).
(2)

Each non-employee director then in office received a grant of 9,102 restricted share units with respect to Class A voting shares and 10,176 restricted share units with respect to Class B non-voting shares units on November 29, 2024 (other than Mr. Fries, who receives cash in lieu of equity grants). The amounts reported in column (c) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. The fair values of the restricted share units are determined based on the market value of the shares on the date of grant.

(3)

The following table presents the number of unvested stock awards held by each of the Company’s non-employee directors as of March 31, 2025. No non-employee directors held any outstanding option awards as of that date.

	Number of Unvested Restricted Share Units as of March 31, 2025
Director	LGF.A	LGF.B
Mignon Clyburn	9,913	11,037
Gordon Crawford	9,913	11,037
Emily Fine	9,913	11,037
Michael T. Fries	—	—
John D. Harkey, Jr.	9,102	10,176
Susan McCaw	9,913	11,037
Yvette Ostolaza	9,913	11,037
Mark H. Rachesky, M.D.	9,913	11,037
Daryl Simm	9,913	11,037
Hardwick Simmons	9,913	11,037
Harry E. Sloan	9,913	11,037

Climate Risk Exposure and Awareness

As a content-driven entertainment company, our core operations do not involve manufacturing, large-scale physical infrastructure, or resource-intensive industrial processes. As such, we have limited direct exposure to climate-related physical and transitional risks compared to companies in more carbon-intensive sectors.

Nonetheless, we recognize the growing importance of climate awareness and environmental responsibility in corporate governance. We remain mindful of the broader implications of climate change, including potential impacts on our facilities, supply chain partners, production logistics, and evolving stakeholder expectations.

While climate-related risks are not currently material to our business, we continue to monitor regulatory developments, industry best practices, and stakeholder perspectives. We also consider opportunities to reduce our environmental footprint—such as promoting sustainable production practices, managing energy usage across our operations, and engaging with partners who share our commitment to environmental responsibility.

Climate Policies	• In all our offices, we prioritize efforts to prevent pollution, and to conserve, recover, and recycle materials, water and energy wherever possible.

•  Our productions distribute documents electronically to minimize paper consumption and waste and limit the use of single-use plastics.

•  Our productions follow best practices featured in the Producers Guild of America and Sustainable Production Alliance’s Green Production Guide, which are designed to reduce the film, television, and streaming industry’s carbon footprint and environmental impact.

•  Our U.S. productions encourage the employment of green vendors that provide sustainable goods and services for film, television and streaming productions.

•  We prioritize vendors whose dedication to operating business in a responsible and sustainable manner directly aligns with those of Lionsgate.

USE OF NON-GAAP FINANCIAL MEASURES

This Form 10-K/A presents the following important financial measures utilized by the Company that are not all financial measures defined by generally accepted accounting principles (“GAAP”). The Company uses non-GAAP financial measures, among other measures, to evaluate the operating performance of its business. These non-GAAP financial measures are in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.

Adjusted OIBDA: Adjusted OIBDA is defined as operating income (loss) before adjusted depreciation and amortization (“OIBDA”), adjusted for adjusted share-based compensation (“adjusted SBC”), purchase accounting and related adjustments, restructuring and other costs, certain charges (benefits) related to the COVID-19 global pandemic, certain programming and content charges as a result of management changes and/or changes in strategy, and unusual gains or losses (such as goodwill and intangible asset impairment, charges related to Russia’s invasion of Ukraine, and the gain on sale of Pantaya on March 31, 2021), when applicable.

•

Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statement of operations, less the depreciation and amortization related to the amortization of purchase accounting and related adjustments associated with recent acquisitions. Accordingly, the full impact of the purchase accounting is included in the adjustment for “purchase accounting and related adjustments”, described below.

•

Adjusted share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.

•	Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable.

•

COVID-19 related charges or benefits include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, and when applicable, certain motion picture and television impairments and development charges associated with changes in performance expectations or the feasibility of completing the project resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries, which are included in direct operating expense, when applicable. In addition, the costs include early or contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, which are included in distribution and marketing expense, when applicable.

•

Programming and content charges include certain charges as a result of changes in management and/or changes in programming and content strategy, which are included in direct operating expenses, when applicable.

•

Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense.

Adjusted OIBDA is calculated similar to how the Company defines segment profit and manages and evaluates its segment operations. Segment profit also excludes corporate general and administrative expense.

Total Segment Profit and Studio Business Segment Profit: We present the sum of our Motion Picture and Television Production segment profit as our “Studio Business” segment profit. Total segment profit and Studio Business segment profit, when presented outside of the segment information and reconciliations included in our consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.

The Company believes the presentation of total segment profit and Studio Business segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by the Company’s management and enables them to understand the fundamental performance of the Company’s businesses before non-operating items. Total segment profit and Studio Business segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company’s segments, both in total and for the Studio Business and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner, and segment profit and total segment profit as defined by the Company may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.

Overall: These measures are non-GAAP financial measures as defined in Regulation G promulgated by the SEC and are in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.

We use these non-GAAP measures, among other measures, to evaluate the operating performance of our business. We believe these measures provide useful information to investors regarding our results of operations before non-operating items. Adjusted OIBDA is considered an important measure of the Company’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses.

These non-GAAP measures are commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. However, not all companies calculate these measures in the same manner and the measures as presented may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.

A general limitation of these non-GAAP financial measures is that they are not prepared in accordance with U.S. generally accepted accounting principles. These measures should be reviewed in conjunction with the relevant GAAP financial measures and are not presented as alternative measures of operating income, as determined in accordance with GAAP. Reconciliations of the adjusted metrics utilized to their corresponding GAAP metrics are provided below.

RECONCILIATION OF OPERATING INCOME (LOSS) TO ADJUSTED OIBDA AND TOTAL SEGMENT PROFIT

The following table reconciles the GAAP measure, operating income (loss) to the non-GAAP measures, Adjusted OIBDA and Total Segment Profit:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Operating income (loss)	$170.6	$9.0	$(1,857.7)	$(938.8)	$248.1	$(68.1)
Gain on sale of Pantaya(1)	(44.1)	—	—	—	—	—
Goodwill and intangible asset impairment(2)	—	—	1,475.0	663.9	—	—
Adjusted depreciation and amortization(3)	44.3	43.0	40.2	50.1	34.6	33.8
Restructuring and other(4)	24.7	16.8	411.9	508.5	15.0	253.5
COVID-19 related charges (benefit)(5)	67.5	(3.4)	(11.6)	(1.0)	—	(3.1)
Programming and content charges(6)	—	36.9	7.0	—	—	—
Charges related to Russia's invasion of Ukraine(7)	—	5.9	—	—	—	—
Adjusted share-based compensation expense(8)	85.5	100.0	97.8	81.2	86.3	69.0
Purchase accounting and related adjustments(9)	192.4	194.0	195.5	153.7	144.8	163.0

Adjusted OIBDA	$540.9	$402.2	$358.1	$517.6	$528.8	$448.1
Corporate general and administrative expenses	113.7	97.1	122.9	136.1	145.9	123.2
Unallocated rent cost included in direct operating expense(10)	—	—	—	—	—	18.6

Total Segment Profit	$654.6	$499.3	$481.0	$653.7	$674.7	$589.9

(1)	Represents the gain before income taxes on the sale of the Company’s majority interest in Pantaya on March 31, 2021.

(2)

In fiscal 2024, amounts reflect the goodwill impairment charge of $493.9 million and $170.0 million for impairment of indefinite-lived trade names, both related to the Media Networks reporting unit, recorded in the second quarter ended September 30, 2023. In fiscal 2023, amounts reflect the goodwill impairment charge of $1.475 billion related to the Media Networks reporting unit, recorded in the second quarter ended September 30, 2022.

(3)

Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in recent acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Depreciation and amortization	$188.5	$177.9	$180.3	$192.2	$165.5	$188.1
Less: Amount included in purchase accounting and related adjustments	(144.2)	(134.9)	(140.1)	(142.1)	(130.9)	(154.3)

Adjusted depreciation and amortization	$44.3	$43.0	$40.2	$50.1	$34.6	$33.8

(4)	Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable, as shown in the table below:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Restructuring and other:
Content and other impairments(a)	$—	$—	$385.2	$377.3	$0.7	$162.4
Severance(b)
Cash	14.8	4.6	18.0	37.2	—	35.2
Accelerated vesting on equity awards	3.5	—	4.2	9.4	—	5.4

Total severance costs	18.3	4.6	22.2	46.6	—	40.6
COVID-19 related charges included in restructuring and other(c)	3.0	1.1	0.1	—	—	—
Transaction and other costs (benefits)(d)	3.4	11.1	4.4	84.6	14.3	50.5

	$24.7	$16.8	$411.9	$508.5	$15.0	$253.5

(a)

Media Networks Restructuring: In fiscal 2023, the Company began a plan to restructure its Media Networks international business, and during the fiscal years ended March 31, 2024 and 2025, the Company continued executing its restructuring plan, which included exiting all international territories except for Canada and India, and included an evaluation of the programming on Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value. The Company has incurred impairment charges from the inception of the Media Networks restructuring plan through March 31, 2025 amounting to $880.1 million. As a result of these restructuring initiatives, the Company recorded content impairment charges related to the Media Networks segment in the fiscal years ended March 31, 2025, 2024 and 2023 of $136.3 million, $364.5 million, and $379.3 million, respectively.

Content and Other Impairments: Content and other impairments in the fiscal year ended March 31, 2025 also include content impairments of $7.7 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. In addition, amounts in the fiscal year ended March 31, 2025 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.

Content and other impairments in the fiscal year ended March 31, 2024 also include $12.8 million of development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne.

Content and other impairments in the fiscal year ended March 31, 2023 also include an impairment of operating leases right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company. The lease impairments reflects a decline in market conditions since the inception of the leases impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease assets, and the carrying value.

(b)

Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the fiscal year ended March 31, 2025, in connection with the Company’s current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.0 million in severance expense was incurred under the voluntary severance program and was recognized in restructuring and other in the fiscal year ended March 31, 2025. In the fiscal year ended March 31, 2024, amounts were due to restructuring activities including integration of the acquisition of eOne, Media Networks international restructuring and our Motion Picture and Television Production segments.

(c)

Amounts represents certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.

(d)

Amounts reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In fiscal 2025 and fiscal 2024, amounts include costs associated with the separation of the Starz Business from the Studio Business, and acquisition and integration costs related to the acquisition of eOne. In fiscal 2024, amounts also include $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed. In addition, transaction and other costs in fiscal 2024 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. In the quarter ended March 31, 2025, the Company recognized a benefit of $3.1 million for insurance recoveries related to the loss. The Company also expects to recover a portion of the loss from the noncontrolling interest holders of this entity. In fiscal 2025 and 2024, transaction and other costs also include a benefit of $7.1 million and $5.4 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the Starz international restructuring. In fiscal 2023, transaction and other costs include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.

(5)

Amounts represent the incremental costs, if any, included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. During fiscal 2025, 2024, 2023 and 2022, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period. These charges (benefits) are excluded from segment operating results.

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(a)	$50.6	$(3.6)	$(11.6)	$(1.0)	$—	$(3.1)
Distribution and marketing expense(b)	16.9	0.2	—	—	—	—

	$67.5	$(3.4)	$(11.6)	$(1.0)	$—	$(3.1)

(a)

Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, net of insurance recoveries. In fiscal 2021, these charges also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic.

(b)

Amounts reflected in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit.

(6)

Amounts represent certain unusual programming and content charges. In the fiscal year ended March 31, 2023, the amounts represent development costs written off as a result of changes in strategy across the Company’s theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. In the fiscal year ended March 31, 2022, the amounts represent impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment. These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the consolidated statement of operations.

(7)

Amounts represent charges related to Russia’s invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statement of operations, and excluded from segment operating results.

(8)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Total share-based compensation expense	$89.0	$100.0	$102.0	$90.6	$86.3	$74.4
Less: Amount included in restructuring and other(a)	(3.5)	—	(4.2)	(9.4)	—	(5.4)

Adjusted share-based compensation	$85.5	$100.0	$97.8	$81.2	$86.3	$69.0

(a)

Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(9)

Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$1.0	$0.4	$0.7	$—	$—	$—
General and administrative expense(a)	47.2	58.7	54.7	11.6	13.9	8.7
Depreciation and amortization	144.2	134.9	140.1	142.1	130.9	154.3

	$192.4	$194.0	$195.5	$153.7	$144.8	$163.0

(a)

These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The earned distributions related to 3 Arts Entertainment represent the 3 Arts Entertainment noncontrolling equity interest in the earnings of 3 Arts Entertainment and are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment.

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Amortization of recoupable portion of the purchase price	$7.7	$7.7	$7.7	$1.3	$—	$—
Noncontrolling interest discount amortization	22.7	22.7	13.2	—	—	—
Noncontrolling equity interest in distributable earnings	16.8	28.3	33.8	10.3	13.9	8.7

	$47.2	$58.7	$54.7	$11.6	$13.9	$8.7

(10)	Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

Pay Versus Performance
This section summarizes the relationship between the total compensation paid for the Company’s Chief Executive Officer and the other Named Executive Officers and the Company’s financial performance for the fiscal years shown in the table (in this discussion, the Company’s Chief Executive Officer is also referred to as the principal executive officer or “PEO”, and the Named Executive Officers other than the Company’s Chief Executive Officer are referred to as the
“Non-PEO
NEOs”).

						Value of Initial Fixed $100 Investment Based On:
Fiscal Year	Summary Compensation Table Total for PEO ($) (1)(2)	Compensation Actually Paid to PEO ($) (3)	Average Summary Compensation Table Total for Non-PEO NEOs ($) (1)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($) (3)	Lionsgate TSR ($) (4)	Dow Jones U.S. Media Sector TSR ($) (4)	S&P Movies & Entertainment Index TSR ($) (4)	Lionsgate Net Income (Loss) ($Millions) (5)	Lionsgate Adjusted OIBDA ($Millions) (6)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)
2025	$9,823,232	$9,324,606	$5,682,552	$5,517,726	$146	$109	$161	$(362.0)	$448.1
2024	$18,213,948	$13,002,216	$6,624,357	$6,218,137	$164	$118	$133	$(1,102.9)	$517.6
2023	$21,528,409	$13,153,336	$6,429,940	$4,169,033	$182	$108	$96	$(2,010.2)	$358.1
2022	$5,585,412	$10,753,069	$4,649,415	$6,185,148	$267	$144	$124	$(188.2)	$402.2
2021	$19,176,875	$30,384,695	$5,694,133	$10,065,318	$246	$176	$166	$(18.9)	$540.9

(1)
Mr. Feltheimer was the Company’s Chief Executive Officer for each of the five fiscal years included in the table above. For fiscal years 2021 and 2022, the Company’s
Non-PEO
NEOs were Messrs. Burns, Barge, Goldsmith and Corii Berg, the Company’s former General Counsel. For fiscal year 2023, the Company’s
Non-PEO
NEOs were Messrs. Burns, Barge, Goldsmith, Tobey and Berg. For fiscal years 2024 and 2025, the Company’s
Non-PEO
NEOs were Messrs. Burns, Barge, Goldsmith, and Tobey.

(2)
See the
Summary Compensation Table
above for detail on the total compensation for the Company’s Chief Executive Officer for fiscal year 2025. The total compensation for the CEO and the average compensation for the
Non-PEO
NEOs for each of the earlier fiscal years was calculated from the
Summary Compensation Table
as disclosed in the Company’s proxy statement filed with the Securities and Exchange Commission in the calendar year in which the applicable fiscal year ended.

(3)
For purposes of this table, the compensation actually paid (also referred to as “CAP”) to each of Lionsgate’s NEOs (including, for purposes of this table, former Named Executive Officers as noted above) is equal to the NEO’s total compensation reported in the Summary Compensation Table for the applicable fiscal year and adjusted for the following with respect to that NEO:

•	Less the amounts reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table for the applicable fiscal year,

•	Plus the fiscal year-end value of Company option and stock awards granted in the covered fiscal year which were outstanding and unvested at the end of the covered fiscal year,

•
Plus/(less) the change in value as of the end of the covered fiscal year as compared to the value at the end of the prior fiscal year for Company option and stock awards which were granted in prior fiscal years and were outstanding and unvested at the end of the covered fiscal year,

•	Plus the vesting date value of Company option and stock awards which were granted and vested during the same covered fiscal year,

•
Plus/(less) the change in value as of the vesting date as compared to the value at the end of the prior fiscal year for Company option and stock awards which were granted in prior fiscal years and vested in the covered fiscal year,

•
Less, as to any Company option and stock awards which were granted in prior fiscal years and were forfeited during the covered fiscal year, the value of such awards as of the end of the prior fiscal year,

•	Plus the dollar value of any dividends or other earnings paid during the covered fiscal year on outstanding and unvested Company stock awards not otherwise included,

•
Plus, as to a Company option or stock award that was materially modified during the covered fiscal year, the amount by which the value of the award as of the date of the modification exceeds the value of the original award on the modification date.

In making each of these adjustments, the “value” of an option or stock award is the fair value of the award on the applicable date determined in accordance with FASB ASC Topic 718 using the valuation assumptions the Company then used to calculate the fair value of its equity awards. For more information on the valuation of the Company’s equity awards, please see the notes to the Company’s financial statements that appear in its Annual Report on Form
10-K
for each fiscal year and the footnotes to the
Summary Compensation Table
that appears in the Company’s annual proxy statement.

The table above reflects the CAP (determined as noted above) for the Company’s Chief Executive Officer and, for the Company’s
Non-PEO
NEOs, the average of the CAPs determined for the
Non-PEO
NEOs for each of the fiscal years shown in the table.
The following table provides a reconciliation of the
Summary
Compensation
Table
Total
to
Compensation
Actually Paid
for the PEO.

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for PEO	Fiscal Year 2025 ($)	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total	9,823,232	18,213,948	21,528,409	5,585,412	19,176,875

Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(6,727,032)	(5,427,902)	(9,750,004)	(1,000,003)	(7,446,931)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year	4,239,291	5,986,201	10,815,950	—	15,610,964
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(690,122)	(207,176)	(8,868,143)	3,994,288	2,420,353
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	2,431,535	—	—	1,000,003	—
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	247,702	(5,562,855)	(572,876)	1,173,369	623,434
Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—	—	—

Compensation Actually Paid	$9,324,606	$13,002,216	$13,153,336	$10,753,069	$30,384,695

The following table provides a reconciliation of the average of the
Summary Compensation Table Total for the
Non-PEO
NEOs
for a fiscal year to the average of the
Compensation Actually Paid for the
Non-PEO
NEOs
for that fiscal year.

Reconciliation of Average Summary Compensation Table Total to Average Compensation Actually Paid for Non-PEO NEOs	Fiscal Year 2025 ($)	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total	5,682,552	6,624,357	6,429,940	4,649,415	5,694,133

Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(2,396,974)	(2,328,686)	(3,272,202)	(2,759,912)	(2,366,952)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year	1,542,044	1,720,364	2,430,521	1,022,759	4,803,958
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(199,971)	(98,353)	(761,350)	1,155,466	1,236,985
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	832,904	672,750	948,244	1,392,662	158,084
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	57,171	(372,295)	(1,571,828)	724,758	539,110

Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	(34,292)	—	—

Compensation Actually Paid	$5,517,726	$6,218,137	$4,169,033	$6,185,148	$10,065,318

(4)
The Company’s TSR represents cumulative total shareholder return on a fixed investment of $100 in existing common stock for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and is calculated assuming the reinvestment of dividends. The Dow Jones U.S. Media Sector Index TSR and the S&P Movies & Entertainment Index (which the Company also utilizes in the stock performance graph required by Item 201(e) of Regulation
S-K
included in its Annual Reports for each covered fiscal year) represent cumulative total shareholder return on a fixed investment of $100 in the Dow Jones U.S. Media Sector Index and the S&P Movies & Entertainment Index, respectively, for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and are calculated assuming the reinvestment of dividends. The following chart illustrates the CAP for the Company’s Chief Executive Officer and the average CAP for the Company’s
Non-PEO
NEOs for each of the last five fiscal years against the Company’s total shareholder return and the total shareholder return for each of the Dow Jones U.S. Media Sector and the S&P Movies & Entertainment Index (each calculated as described above) over that period of time.

(5)
This column shows the Company’s net income (loss) for each fiscal year covered by the table. The following chart illustrates the CAP for the Company’s Chief Executive Officer and the average CAP for the Company’s
Non-PEO
NEOs for each of the last five fiscal years against the Company’s net income for each of those years.

(6)
This column shows the Company’s adjusted OIBDA for each fiscal year covered by the table. The Company considers adjusted OIBDA to be a key metric in its executive compensation program, used in determining corporate performance under the fiscal year 2025 annual incentive plan. See the
Compensation Discussion and Analysis
section of this report for more information regarding the use of this performance measure in the Company’s executive compensation program. The following chart illustrates the CAP for the Company’s Chief Executive Officer and the average CAP for the Company’s
Non-PEO
NEOs for each of the last five fiscal years against the Company’s adjusted OIBDA for each of those years.

Following is an unranked list of the Company’s financial performance measures it considers most important in linking the compensation actually paid to the Company’s NEOs for fiscal 2025 with the Company’s performance.

•	Adjusted OIBDA (used in determining corporate performance for purposes of the annual incentive plan); and

•
Certain Discretionary Assessment of Achievement of Operational and Strategic Goals (used in determining individual performance for purposes of the annual incentive plan and the vesting of performance-based equity awards).

See the
Compensation Discussion and Analysis
section for more information regarding the use of these performance measures in the Company’s executive compensation program.
In general, the Company also views its stock price, upon which the value of all of the equity awards granted by the Company is dependent, as a key performance-based component of its executive compensation program in order to further align the interests of the Company’s senior management with the interests of the Company’s shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Owned by Certain Beneficial Owners

The following table presents certain information about beneficial ownership of Lionsgate’s common shares by each person (or group of affiliated persons) who is known by Lionsgate to own beneficially more than 5% of the outstanding shares of any class of common shares. All of such information is based on publicly available filings. The security ownership information is given as of July 18, 2025 and, in the case of percentage ownership information, is based upon 288,633,360 common shares outstanding on that date. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within sixty (60) days.

	Common shares
	Number of Shares (1)	% of Class (2)
Mark H. Rachesky, M.D.(3)	37,869,428	13.1%
Liberty 77 Capital L.P. (4)	37,548,125	13.0%
Capital Research Global Investors(5)	24,979,928	8.6%
Vanguard Group, Inc.(6)	20,465,192	7.1%
Shapiro Capital Management LLC(7)	15,226,809	5.3%
BlackRock, Inc.(8)	14,498,606	5.0%

(1)

The addresses for the listed beneficial owners are as follows: Mark H. Rachesky, M.D., c/o MHR Fund Management LLC, 1345 Avenue of the Americas, 42nd Floor, New York, NY 10105; Liberty 77 Capital L.P., 2099 Pennsylvania Ave NW, Washington, DC 20006; Capital Research Global Investors, 333 South Hope Street, 55th Floor, Los Angeles, CA 90071; Vanguard Group, Inc., PO Box 2600 V26, Valley Forge, PA 19482-2600; Shapiro Capital Management LLC, 3060 Peachtree Road NW, Suite 1555, Atlanta, GA 30305; and BlackRock Inc., 50 Hudson Yards New York, NY 10001.

(2)

The expected percentage of total common shares beneficially owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 18, 2025 (unless otherwise indicated), as determined in accordance with Rule 13d-3 under the Exchange Act by (2) 288,633,360, which is the number of common shares issued and outstanding on July 18, 2025; plus (B) the number of new common shares issuable upon the exercise of stock options and stock appreciation rights, if any, exercisable as of July 18, 2025 or within 60 days thereafter (i.e., September 16, 2025).

(3)	The information is based solely on a Form 4 filed with the SEC on May 13, 2025.
(4)	The information is based solely on a Form 4 filed with the SEC on July 7, 2025.
(5)

Capital Research Global Investors has not filed a report regarding its greater than five percent ownership of the Company’s common stock with the SEC. The number of shares for such stockholder included in the table above is estimated based on holdings disclosed prior to the Starz Separation (as defined in the Original Filing) on a Schedule 13F-HR filed with the SEC on May 12, 2025.

(6)

Vanguard Group, Inc. has not filed a report regarding its greater than five percent ownership of the Company’s common stock with the SEC. The number of shares for such stockholder included in the table above is estimated based on holdings disclosed prior to the Starz Separation (as defined in the Original Filing) on a Schedule 13F-HR filed with the SEC on May 9, 2025.

(7)

Shapiro Capital Management LLC has not filed a report regarding its greater than five percent ownership of the Company’s common stock with the SEC. The number of shares for such stockholder included in the table above is estimated based on holdings disclosed prior to the Starz Separation (as defined in the Original Filing) on a Schedule 13F-HR filed with the SEC on May 15, 2025.

(8)	The information is based solely on a Schedule 13G filed with the SEC on July 17, 2025.

Stock Ownership of Management

The following table presents certain information about beneficial ownership of Lionsgate’s common shares by (i) each current director, nominee for director and current Named Executive Officer and (ii) all current directors and executive officers of Lionsgate as a group. The security ownership information is given as of July 18, 2025 and, in the case of percentage ownership information, is based upon 288,633,360 common shares issued and outstanding on that date issued. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within sixty (60) days.

	Common Shares
	Number of Shares (1)	% of Class (2)
James W. Barge(3)	3,405,258	1.2%
Michael Burns(4)	5,891,629	2.0%
Gordon Crawford	2,191,711	*
Jon Feltheimer (5)	6,961,119	2.4%
Emily Fine	104,464	*
Michael T. Fries	0	*
Brian Goldsmith(6).	2,141,709	*
John D. Harkey, Jr.	152,474	*
Susan McCaw	60,853	*
Yvette Ostolaza	93,301	*
Mark H. Rachesky, M.D.(7)	37,869,428	13.1%
Richard Rosenblatt	30,017	*
Harry E. Sloan	359,885	*
Bruce Tobey	71,163	*
All former and current executive officers and directors and director nominees, as a group (14 persons)	59,333,011	19.8%

*	Less than 1%
(1)

Pursuant to Rule 13d-3(d)(1) of the Exchange Act, amount includes vested restricted share units, and restricted share units vesting and stock options and share appreciation rights exercisable, within sixty (60) days of July 18, 2025 (i.e., September 16, 2025).

(2)

The percentage of total common shares beneficially owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 18, 2025 (unless otherwise indicated), as determined in accordance with Rule 13d-3 under the Exchange Act by (2) 288,633,360, which is the number issued and outstanding common shares on July 18, 2025; plus (B) the number of common shares issuable upon the exercise of stock options and stock appreciation rights, if any, exercisable as of July 18, 2025 or within 60 days thereafter (i.e., September 16, 2025).

(3)	Includes 2,183,473 New Lionsgate new common shares subject to stock options/SARs that are currently exercisable.
(4)	Includes 3,125,117 New Lionsgate new common shares subject to stock options/SARs that are currently exercisable.
(5)	Includes 4,576,854 New Lionsgate new common shares subject to stock options/SARs that are currently exercisable.
(6)	Includes 1,079,942 New Lionsgate new common shares subject to stock options/SARs that are currently exercisable.
(7)	The information is based solely on a Form 4 filed with the SEC on May 13, 2025.

Equity Compensation Plan Information

Lionsgate currently maintains the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “2025 Plan”). Old Lionsgate Parent maintained four equity compensation plans: the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Plan”), the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”), the Lions Gate Entertainment Corp. 2017 Performance Incentive Plan (the “2017 Plan”) and the Lions Gate Entertainment Corp. 2012 Performance Incentive Plan (the “2012 Plan” and, together with the 2023 Plan, the 2019 Plan and the 2017 Plan, each of which were approved by Old Lionsgate Parent shareholders. No new awards may be granted under the 2023 Plan, the 2019 Plan, the 2017 Plan or the 2012 Plan.

The following table sets forth, for each of Old Lionsgate Parent’s equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding stock options and SARs, and the number of shares remaining available for future award grants as of March 31, 2025.

Plan category	Number of shares of existing common stock to be issued upon exercise of outstanding stock options, warrants and rights		Weighted- average exercise price of outstanding stock options, warrants and rights	Number of shares of existing common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	37,108,951	(1)	$14.88	10,509,491	(2)
Equity compensation plans not approved by shareholders	—		$—	—
Total	37,108,951	(1)	$14.88	10,509,491	(2)

(1)

Of these shares, 5,316 shares were subject to stock options and SARS then outstanding under the 2023 Plan, 8,000,093 shares were subject to stock options and SARs then outstanding under the 2019 Plan, 4,231,305 shares were subject to stock options and SARs then outstanding under the Lionsgate 2017 Plan and 5,529,859 shares were subject to stock options and SARs then outstanding under the Lionsgate 2012 Plan. In addition, this number includes 10,877,579 shares that were subject to outstanding stock unit awards granted under the Lionsgate 2023 Plan and 8,464,799 shares that were subject to outstanding stock unit awards granted under the Lionsgate 2019 Plan. These amounts included, for the Lionsgate 2023 Plan and for the Lionsgate 2019 Plan, 3,541,715 and 1,567,981 shares, respectively, subject to outstanding restricted share unit awards that were approved by Old Lionsgate Parent, but for which the performance goals had not yet been established as of March 31, 2025. Such awards were considered by Old Lionsgate Parent to be outstanding but not be treated as “granted” for accounting purposes until the relevant performance goals have been set; accordingly, they were not included in the awards reported as outstanding in the notes to the financial statements in Old Lionsgate Parent’s Annual Report on Form 10-K for the year ended March 31, 2025, as the relevant performance goals had not been set at that time.

Effective May 7, 2020, Old Lionsgate Parent accepted for exchange outstanding stock options and SARs with respect to 5,319,468 shares of existing common stock (4,660,184 of which shares were subject to stock options and SARs that were granted under the 2017 Plan or the 2012 Plan) and granted stock options and SARs with respect to 902,203 shares of existing common stock under the 2019 Plan in exchange for those stock options and SARs.

(2)

All of these shares were available for award grant purposes under the Lionsgate 2023 Plan. The shares available under the Lionsgate 2023 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the Lionsgate 2023 Plan including stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Lionsgate recognizes that transactions it may conduct with any of its directors, director nominees or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than Lionsgate’s best interests and those of its shareholders. Lionsgate has established, and the Board has adopted, a written Related Person Transactions Policy to monitor transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which Lionsgate and any of the following have an interest: (i) any person who is or was an executive officer, director, or director nominee of Lionsgate at any time since the beginning of Lionsgate’s last fiscal year; (ii) a person who is or was an immediate family member (as defined in the policy) of an executive officer, director, or director nominee at any time since the beginning of Lionsgate’s last fiscal year; (iii) any person who, at the time of the occurrence or existence of the transaction, is greater than 5% beneficial owner of Lionsgate’s common shares; (iv) any person who, at the time of the occurrence or existence of the transaction, is an immediate family member (as defined in the policy) of the greater than 5% beneficial owner of Lionsgate’s common shares; or (v) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest.

The full text of the Related Person Transaction Policy is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

Certain Other Agreements

See Other Related Party Transactions in Note 21 in the Original Filing.

Transactions with Equity Method Investees

See Other Related Party Transactions in Note 21 in the Original Filing.

Director Independence

It is the policy of the Board that, as required by the requirements of the New York Stock Exchange listing standards, a majority of directors be “independent” of Lionsgate and its management. For a director to be deemed “independent,” the Board will affirmatively determine that the director has no material relationship with Lionsgate or its affiliates or any member of the senior management of Lionsgate or his/her affiliates.

Pursuant to Lionsgate’s Corporate Governance Guidelines, the Board undertook a review of director independence in May 2025. During the review, the Board considered transactions and relationships between each director or any member of his/her immediate family and Lionsgate and its subsidiaries and affiliates, including those reported under the heading “Certain Relationships and Related Party Transactions” above. The Board also examined transactions and relationships with Lionsgate between directors or their affiliates and members of Lionsgate’s senior management or their affiliates. As provided in Lionsgate’s Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is “independent.” The Nominating and Corporate Governance Committee, with assistance from counsel, regularly reviews Lionsgate’s Corporate Governance Guidelines to ensure their compliance with Canadian law, SEC and New York Stock Exchange regulations. The full text of Lionsgate’s Corporate Governance Guidelines is available on its website at http://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary, at either of its principal executive offices.

As a result of this review, the Board affirmatively determined that each of Messrs. Crawford, Fries, Harkey, Rachesky, Rosenblatt and Sloan and Mmes. Fine, McCaw and Ostolaza, are “independent” under Lionsgate’s Standards for Director Independence, which is available on its website at http://investors.lionsgate.com/governance/governance-documents, Canadian standards, SEC rules and regulations (for Audit & Risk Committee members) and the New York Stock Exchange listing standards (including the enhanced independence requirements for compensation committee members).

A number of Lionsgate’s independent board members are currently serving or have served as directors or as members of senior management of other public companies. All of the committees of the Board are comprised solely of independent directors, each with a different independent director serving as chair of the committee. Lionsgate believes that the number of independent experienced directors that make up the Board, along with the independent oversight of the Board by the non-executive Chair, benefits Lionsgate and its shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountants’ Fees

Explanatory Note

The fees set forth below include aggregate fees billed for each of the last two fiscal years for the services discussed below to Legacy Lionsgate Studios and Old Lionsgate Parent (both as defined in Executive Officer and Director Compensation – Compensation Discussion and Analysis – Explanatory Note). Legacy Lionsgate Studios and Old Lionsgate Parent are collectively referred to as “Lionsgate” in this Item 14.

During fiscal 2025 and fiscal 2024, Lionsgate retained its independent registered public accounting firm, Ernst & Young LLP, to provide services in the categories listed below. The following are the aggregate fees billed for each of the last two fiscal years for such services:

Year Ended March 31,

	2025	2024
Audit Fees	$9,426,275	$9,956,687
Audit-Related Fees	$2,432,500	$569,000
Tax Compliance Fees	$1,819,920	$2,080,767
Tax Planning and Advisory Fees	$3,101,192	$1,491,301

Audit Fees include fees associated with the annual audit of Lionsgate’s financial statements, the audit of the effectiveness of internal control over financial reporting, reviews of Lionsgate’s Quarterly Reports on Form 10-Q, statutory audits, and services that only the independent auditors can reasonably provide, such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents and comfort letters). For the year ended March 31, 2025, Audit Fees also include fees associated with the integrated audit and associated quarterly reviews of Legacy Lionsgate Studios. For the year ended March 31, 2024, Audit Fees also include fees associated with carve-out audits of the Studio Business in connection with the Starz Separation. For the years ended March 31, 2025 and 2024, Audit-Related Fees include fees associated with the carve-out audits of the Starz Business in connection with the Starz Separation, accounting consultations, due diligence services related to acquisitions, and attestation services not required by statute or regulation. Tax Fees consist of $1,819,920 and $2,080,767 for professional services related to tax compliance, including foreign tax return preparation and transfer pricing studies and consultations, for the years ended March 31, 2025 and 2024, respectively, as well as $3,101,192 and $1,491,301 for professional services related to tax planning and tax advisory services for the years ended March 31, 2025 and 2024, respectively.

Pursuant to each company’s Audit & Risk Committee policy to pre-approve all permitted audit and non-audit services, each Audit & Risk Committee pre-approved all professional services provided by Ernst & Young LLP during fiscal 2025 and fiscal 2024, respectively, and determined that the provision of non-audit services in fiscal 2025 and fiscal 2024 was compatible with maintaining Ernst & Young LLP’s independence.

The Audit & Risk Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the full Audit & Risk Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements and Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(2) Exhibits

The documents set forth below are filed herewith.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Location

31.3	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2025.

LIONSGATE STUDIOS CORP.

By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer

Date: July 29, 2025