Form 10-Q
period 2025-06-30
Lionsgate Studios Corp.
filed 2025-08-11
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 7, 2025
Common Shares, no par value per share	289,518,048 shares

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate, including statements regarding our restructuring plan and expected charges and timing.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Form 10-K, and this report.

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

This Quarterly Report on Form 10-Q may contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

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

The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$186.1	$212.5
Accounts receivable, net	834.7	585.6
Other current assets	387.4	362.1
Assets of discontinued operations - current	—	75.8
Total current assets	1,408.2	1,236.0
Investment in films and television programs, net	2,008.3	1,994.2
Property and equipment, net	34.5	34.1
Investments	49.4	77.8
Intangible assets, net	29.5	20.8
Goodwill	844.1	808.5
Other assets	786.9	827.1
Assets of discontinued operations - noncurrent	—	1,823.6
Total assets	$5,160.9	$6,822.1
LIABILITIES
Accounts payable	$307.1	$256.5
Content related payables	27.0	35.2
Other accrued liabilities	222.9	228.8
Participations and residuals	622.2	642.5
Film related obligations	1,521.8	1,617.8
Debt - short term portion	136.6	134.0
Deferred revenue	291.0	201.7
Liabilities of discontinued operations - current	—	350.8
Total current liabilities	3,128.6	3,467.3
Debt	1,528.8	1,838.9
Participations and residuals	407.6	409.3
Film related obligations	538.5	365.1
Other liabilities	408.0	417.3
Deferred revenue	132.3	169.1
Deferred tax liabilities	20.2	12.9
Liabilities of discontinued operations - noncurrent	—	401.2
Total liabilities	6,164.0	7,081.1
Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	114.9	93.7

EQUITY (DEFICIT)
Common shares, no par value, unlimited shares authorized, 285.8 shares issued (March 31, 2025 - nil)	2,424.3	—
Old Lionsgate Class A voting common shares, no par value (March 31, 2025 - 83.7 shares issued)	—	674.7
Old Lionsgate Class B non-voting common shares, no par value (March 31, 2025 - 156.8 shares issued)	—	2,522.1
Accumulated deficit	(3,643.1)	(3,534.1)
Accumulated other comprehensive income	70.9	72.6
Total Lionsgate Studios Corp. shareholders' equity (deficit)	(1,147.9)	(264.7)
Noncontrolling interests	29.9	(88.0)
Total equity (deficit)	(1,118.0)	(352.7)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,160.9	$6,822.1
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions, except per share amounts)
Revenues	$525.9	$486.9
Expenses
Direct operating	339.0	287.9
Distribution and marketing	118.1	93.3
General and administration	70.2	95.9
Depreciation and amortization	4.4	4.6
Restructuring and other	4.8	27.7
Total expenses	536.5	509.4
Operating loss	(10.6)	(22.5)
Interest expense	(68.7)	(63.5)
Interest and other income	4.4	5.0
Other losses, net	(17.0)	(1.4)
Loss on extinguishment of debt	(1.0)	(3.7)
Gain on investments, net	8.8	—
Equity interests income (loss)	(1.2)	0.9
Loss from continuing operations before income taxes	(85.3)	(85.2)
Income tax provision	(6.4)	(5.6)
Net loss from continuing operations	(91.7)	(90.8)
Net income (loss) from discontinued operations, net of income taxes	(14.9)	27.7
Net loss	(106.6)	(63.1)
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(2.3)	3.7
Net loss attributable to Lionsgate Studios Corp. shareholders	$(108.9)	$(59.4)

Amounts attributable to Lionsgate Studios Corp. shareholders:
Net loss from continuing operations	$(94.0)	$(87.1)
Net income (loss) from discontinued operations, net of tax	(14.9)	27.7
Net loss attributable to Lionsgate Studios Corp. shareholders	$(108.9)	$(59.4)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share - continuing operations	$(0.35)	$(0.36)
Basic net income (loss) per common share - discontinued operations	(0.05)	0.11
Basic net loss per common share	$(0.40)	$(0.24)

Diluted net loss per common share - continuing operations	$(0.35)	$(0.36)
Diluted net income (loss) per common share - discontinued operations	(0.05)	0.11
Diluted net loss per common share	$(0.40)	$(0.24)

Weighted average number of common shares outstanding:
Basic	272.3	245.6
Diluted	272.3	245.6
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Net loss from continuing operations	$(91.7)	$(90.8)
Foreign currency translation adjustments, net of tax	20.5	(2.9)
Net unrealized loss on cash flow hedges, net of tax	(10.7)	(4.6)
Comprehensive loss from continuing operations	(81.9)	(98.3)
Net income (loss) from discontinued operations	(14.9)	27.7
Comprehensive loss	(96.8)	(70.6)
Less: Comprehensive (income) loss from continuing operations attributable to noncontrolling interests	(2.3)	3.7
Comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(99.1)	$(66.9)
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Lionsgate		Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares		Common Shares
	Number	Amount	Number	Amount	Number	Amount
			(Amounts in millions)
Balance at March 31, 2025	—	$—	83.7	$674.7	156.8	$2,522.1	$(3,534.1)	$72.6	$(264.7)	$(88.0)	$(352.7)
Share-based compensation prior to Starz separation, net	—	—	—	0.1	0.1	6.8	—	—	6.9	—	6.9
Issuance of common shares related to acquisitions and other	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	250.8	2,551.8	(83.7)	(675.0)	(156.9)	(2,529.1)	—	(19.2)	(671.5)	—	(671.5)
Issuance of Lionsgate common shares for LG Studios Flip and acquisition of noncontrolling interest in Lionsgate Studios	34.9	(124.6)	—	—	—	—	—	7.8	(116.8)	116.8	—
Share-based compensation post Starz separation, net	0.1	(2.9)	—	—	—	—	—	—	(2.9)	—	(2.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Net income (loss)	—	—	—	—	—	—	(108.9)	—	(108.9)	2.0	(106.9)
Other comprehensive income (loss)	—	—	—	—	—	—	(0.1)	9.7	9.6	—	9.6
Balance at June 30, 2025	285.8	$2,424.3	—	$—	—	$—	$(3,643.1)	$70.9	$(1,147.9)	$29.9	$(1,118.0)

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount

Balance at March 31, 2024	83.6	$673.6	151.7	$2,474.4	$(3,576.7)	$116.0	$(312.7)	$2.2	$(310.5)
Share-based compensation, net of share cancellations for taxes	—	0.2	0.6	16.0	—	—	16.2	—	16.2
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	—	—	—	—	393.7	(15.4)	378.3	(95.6)	282.7
Noncontrolling interests (see Note 10)	—	—	—	—	—	—	—	33.0	33.0
Net loss	—	—	—	—	(59.4)	—	(59.4)	(3.2)	(62.6)
Other comprehensive loss	—	—	—	—	—	(7.5)	(7.5)	—	(7.5)
Redeemable noncontrolling interests adjustments	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Balance at June 30, 2024	83.6	$673.8	152.3	$2,490.4	$(3,242.7)	$93.1	$14.6	$(63.6)	$(49.0)

_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Operating Activities:
Net loss	$(106.6)	$(63.1)
Less: Net income (loss) from discontinued operations, net of tax	(14.9)	27.7
Net loss from continuing operations, net of tax	(91.7)	(90.8)
Adjustments to reconcile net loss from continuing operations, net of tax to net cash provided by (used in) operating activities:
Depreciation and amortization	4.4	4.6
Amortization of films and television programs	224.4	161.5
Amortization of debt financing costs and other non-cash interest	3.6	8.4
Non-cash share-based compensation	1.7	13.4
Other non-cash items	25.3	9.0
Content and other impairments	—	18.1
Loss on extinguishment of debt	1.0	3.7
Equity interests (income) loss	1.2	(0.9)
Gain on investments, net	(8.8)	—
Deferred income taxes	0.1	11.2
Changes in operating assets and liabilities:
Accounts receivable, net	7.4	176.6
Investment in films and television programs, net	(250.2)	(643.2)
Other assets	13.3	(10.9)
Accounts payable and accrued liabilities	(20.2)	(51.4)
Participations and residuals	(26.0)	(64.4)
Content related payables	(9.8)	58.5
Deferred revenue	15.2	181.3
Net Cash Flows Used In Operating Activities - Continuing Operations	(109.1)	(215.3)
Net Cash Flows Provided By Operating Activities - Discontinued Operations	78.1	56.4
Net Cash Flows Used In Operating Activities	(31.0)	(158.9)
Investing Activities:
Acquisition of businesses, net of cash acquired (see Note 3)	(29.4)	—
Proceeds from the sale of equity method and other investments	34.0	—
Investment in equity method investees and other	(1.7)	(2.0)
Distributions from equity method investees and other	0.2	—
Acquisition of assets (film library and related assets)	—	(35.0)
Capital expenditures	(3.5)	(4.1)
Net Cash Flows Used In Investing Activities - Continuing Operations	(0.4)	(41.1)
Net Cash Flows Used In Investing Activities - Discontinued Operations	(1.5)	(4.9)
Net Cash Flows Used In Investing Activities	(1.9)	(46.0)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	696.4	771.8
Debt - repurchases and repayments	(1,007.9)	(1,065.4)
Film related obligations - borrowings	551.1	583.1
Film related obligations - repayments	(479.8)	(557.8)
Cash settlement in connection with Starz Separation refinancing (see Note 7)	262.8	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	(3.5)	294.0

Distributions to noncontrolling interest	(0.8)	(0.6)
Tax withholding required on equity awards	(0.3)	(3.0)
Net Cash Flows Provided By Financing Activities - Continuing Operations	18.0	22.1
Net Cash Flows Provided By (Used In) Financing Activities - Discontinued Operations	(22.3)	53.8
Net Cash Flows Provided By (Used In) Financing Activities	(4.3)	75.9
Net Change In Cash, Cash Equivalents and Restricted Cash	(37.2)	(129.0)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	3.2	(0.5)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	291.6	371.4
Cash, Cash Equivalents and Restricted Cash - End Of Period	$257.6	$241.9

See accompanying notes.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Nature of Operations

Lionsgate Studios Corp. (NYSE: LION) (the “Company,” “Lionsgate,” “New Lionsgate,” “we,” “us” or “our”) is one of the world’s leading standalone, pure play content companies. It brings together diversified motion picture and television production and distribution businesses, a world-class portfolio of valuable brands and franchises, a talent management and production powerhouse and a more than 20,000-title film and television library, all driven by Lionsgate’s bold and entrepreneurial culture.

Prior to the Starz Separation, as further discussed below, Lions Gate Entertainment Corp. (formerly listed on NYSE: LGF.A, LGF.B) (“Old Lionsgate”) encompassed the motion picture and television studio operations (formerly referred to as the “Studio Business”) and following the Studio Separation, as discussed in Note 3, Lionsgate Studios Corp. (formerly listed on NASDAQ: LION) (“Legacy Lionsgate Studios”) and the STARZ premium global subscription platform.

The continuing operations of Lionsgate consists of the Motion Picture and Television Production reportable segments. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the domestic and international licensing of Starz original productions to Starz Entertainment Corp. (“Starz” and formerly the “Starz Business” of Old Lionsgate), and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment, a talent management company.

Starz Separation

On May 6, 2025, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”), the separation of the businesses of Legacy Lionsgate Studios, of which Old Lionsgate owned approximately 87.8%,and the Starz Business (the “Starz Separation”) was completed. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 2).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate (which holds the Studio Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. The Starz Business is reflected as discontinued operations in these financial statements following the completion of the Starz Separation. See Note 2 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the completion of the Starz Separation and related transactions, pre-transaction shareholders of Old Lionsgate holding Class A voting shares (“Old Lionsgate Class A Shares”) received one and twelve one-hundredths (1.12) Lionsgate new common shares (“Lionsgate Common Shares”) and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares (“Starz Common Shares”) per Class A voting shares held and pre-transaction shareholders of Old Lionsgate holding Class B non-voting shares (“Old Lionsgate Class B Shares”) received one Lionsgate Common Share and one Starz Common Share per Class B non-voting shares held. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios common share, without par value (“Legacy Lionsgate Studios Common Share”), they held, a number of Lionsgate Common Shares equal to the product of the Lionsgate Studios Consideration Shares (as defined below) divided by the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation and held by Legacy Lionsgate Studios shareholders other than Old Lionsgate (such shares, the “LG Studios Flip Shares” and such ratio, the “LG Studios Reorganization Ratio”). The LG Studios Consideration Shares equals the aggregate number of Legacy Lionsgate Studios Common Shares obtained when the LG Studios Flip Percentage (as defined below) is multiplied by the quotient of (a) the aggregate number of Lionsgate Common Shares issued to Lionsgate shareholders divided by (b) 1 minus the LG Studios Flip Percentage. The LG Studios Flip Percentage equals the quotient, expressed as a percentage, of (1) the LG Studios Flip Shares divided by (2) the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation. Such transactions by Legacy Lionsgate Studios shareholders are collectively referred to as the “LG Studios Flip.”

Each of Lionsgate and Starz Entertainment Corp. have a single class of “one share, one vote” common shares.

Following completion of the Starz Separation, Lionsgate Common Shares, began trading under the symbol “LION” on the New York Stock Exchange (“NYSE”) and Starz Common Shares began trading under the symbol “STRZ” on the Nasdaq Global Select Market (“NASDAQ”). Old Lionsgate Class A Shares and Old Lionsgate Class B Shares were withdrawn from listing on NYSE and Legacy Lionsgate Studios Common Shares were withdrawn from listing on NASDAQ.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. The balance sheet as of March 31, 2025 has been derived from the audited financial statements of Old Lionsgate, at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included as Exhibit 99.1 to the Legacy Lionsgate Studios Corp.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025 (the “Form 10-K”).

Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies and assets acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs and goodwill. Actual results could differ from such estimates.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

The Company has two reportable segments. The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer (“CEO”) is the CODM. The CODM uses segment profit to evaluate the operating performance of the Company’s segments, to inform decisions for planning and forecasting, and for the allocation of resources.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as described in our consolidated financial statements as of March 31, 2025 and 2024 and for each of the three years in the period ended March 31, 2025 included as exhibit 99.1 to Legacy Lionsgate Studios Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Recent Accounting Pronouncements

Income Taxes: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires all entities to disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2026. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

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

Business Combinations: In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"). This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments: In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. In addition, it allows entities to consider collection activity after the balance sheet date when developing estimates of expected credit losses. The provisions differ from current U.S. GAAP as current guidance requires an entity to consider adjustments to historical credit loss experience to reflect the extent to which management expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. This ASU is effective for annual reporting periods beginning after December 15, 2025, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2027 and interim reporting periods beginning in fiscal 2028, with early adoption permitted. Entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and disclosures.

2. Discontinued Operations

As described in Note 1, on May 6, 2025, the Starz Separation was completed. The Starz Business, previously presented as the Media Networks segment of Old Lionsgate, is presented as discontinued operations within these unaudited condensed consolidated financial statements.

Income (loss) from discontinued operations of the Starz Business consists of the following:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Revenues	$127.3	$347.8
Expenses:
Direct operating	71.7	141.3
Distribution and marketing	26.3	105.2
General and administration	10.0	23.6
Depreciation and amortization	19.6	41.6
Restructuring and other	13.5	(5.2)
Total expenses	141.1	306.5
Operating income (loss)	(13.8)	41.3
Interest expense	(0.4)	(5.3)
Interest and other income	—	0.1
Other expenses	(0.6)	(1.7)
Loss on extinguishment of debt	—	(2.2)
Income (loss) from discontinued operations before income taxes	(14.8)	32.2
Income tax provision	(0.1)	(4.5)
Net income (loss) from discontinued operations, net of income taxes	$(14.9)	$27.7

Financial results of the Starz Business for the three months ended June 30, 2025 are through the date of the Starz Separation, May 6, 2025.

General and administrative corporate overhead costs previously allocated to the Starz Business in the three months ended June 30, 2024, of $4.3 million do not meet the criteria to be presented as discontinued operations and are therefore excluded from amounts presented above. Expenses incurred directly attributable to the Starz Separation, including legal, accounting and tax advisory services, are reflected as discontinued operations, including $6.3 million for the three months ended June 30, 2025.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations includes only interest and other related expenses related to debt positions that are directly related to the Starz Business or remained with Starz following the completion of the Starz Separation. This includes the Existing Notes which were issued by a Starz entity, and to the extent not exchanged for Exchange Notes, as further described in Note 7, remained with Starz, along with any other film related and other obligations directly related to the Starz Business. No other interest expense was allocated to discontinued operations.

Lionsgate has separately reported the assets and liabilities of the discontinued operations of the Starz Business in its unaudited condensed consolidated balance sheet as of March 31, 2025. These assets and liabilities consist of the following:

March 31, 2025
(Amounts in millions)
ASSETS
Cash and cash equivalents	$11.2
Accounts receivable, net	50.9
Other current assets	13.7
Total current assets - discontinued operations	75.8
Investment in films and television programs and program rights, net	918.9
Property and equipment, net	48.6
Intangible assets, net	816.0
Other assets	40.1
Total assets - discontinued operations	$1,899.4

LIABILITIES
Accounts payable	$53.6
Content related payables	99.3
Other accrued liabilities	40.9
Residuals	27.7
Film related obligations	90.9
Deferred revenue	38.4
Total current liabilities - discontinued operations	350.8
Debt	318.3
Other liabilities	75.7
Deferred tax liabilities	7.2
Total liabilities - discontinued operations	$752.0

Continuing involvement with Starz Entertainment Corp.

Transition Services Agreement. In connection with the Starz Separation, the Company and Starz entered into a transition services agreement pursuant to which the Company and Starz provide to each other, on an interim, transitional basis, various services, such as services related to production (such as music creative/supervision), finance, accounting, legal, information technology, human resources, investor relations, employee benefits and other services, for periods generally up to thirteen (13) months following the completion of the Starz Separation. During the three months ended June 30, 2025, the Company recognized $0.2 million of transition services agreement reimbursement as a reduction to general and administration expense within these unaudited condensed consolidated financial statements.

Content Licensing. Following the Starz Separation, the Company and Starz will continue to be parties to certain commercial agreements, including: (i) master originals content licensing agreements that will license subscription video on demand ("SVOD") and pay television rights to Starz for certain of the Company’s owned first-run original series for the U.S. and Canada; (ii) library license agreements that will license SVOD and pay television rights to Starz for certain of the Company’s owned library series and film content for the U.S. and Canada; (iii) a multiyear pay-one television output arrangement, granting Starz an exclusive U.S. pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S.; and (iv) a distribution agreement authorizing the Company to globally distribute on an exclusive basis off-

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

platform linear, on-demand, and transactional rights to certain original series owned by Starz (subject to holdbacks to preserve periods of exclusivity for Starz’s platforms). The agreements have varying terms, with certain library license agreements currently extending through at least 2036 and the pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S. running through at least 2028. The Company’s net loss from continuing operations for the three months ended June 30, 2025 includes $82.5 million of revenue from licensing agreements with Starz. Following the Starz Separation, the Company received $60.3 million from Starz related to the licensing agreements during the three months ended June 30, 2025.

3. Acquisitions

A & A Acquisition

On May 30, 2025, 3 Arts Entertainment LLC, (“3 Arts”), the Company’s talent management and television/film production company, purchased a 51% ownership in A & A Management Group LLC, (“A & A”), a full service sports and entertainment management company for $24.5 million of cash consideration and up to $6.8 million of additional consideration based on specified EBITDA thresholds through the fiscal year ending March 31, 2027. The acquisition was accounted for under the acquisition method of accounting, with the results of A & A included in 3 Arts consolidated results from May 30, 2025. Based on a preliminary purchase price allocation, $28.3 million was allocated to goodwill, with the remainder primarily allocated to the fair values of intangible assets, cash and cash equivalents, accounts receivables and other liabilities, and $19.1 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders' 49% equity interest in A & A (see Note 10). The preliminary allocation of the purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of intangible assets and other liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. The goodwill recorded as part of this acquisition arises from the key relationships in the sports and entertainment industry and is included in the Television Production segment (see Note 6). The goodwill will not be amortized for financial reporting purposes but will be deductible for federal tax purposes.

Acquired Library

On June 5, 2024, the Company invested approximately $35.0 million for a 51% members' interest in a newly formed limited liability company, CP LG Library Holdings, LLC (“CP LG”), with the Company designated as the managing member of CP LG. CP LG used the funds received from the Company, along with funds invested by the 49% member, to acquire a library of 46 films for approximately $68.6 million. Also on June 5, 2024, the Company entered into a distribution agreement with CP LG to distribute the titles in the acquired library. The purchase included the film library (of which $48.3 million of the purchase price was allocated to investment in film and television programs for the film library), accounts receivable and certain liabilities associated with the film library, most notably participations and residuals liabilities.

The Company determined that CP LG is a variable interest entity (“VIE”) for which it is the primary beneficiary and is consolidated under the applicable accounting guidance as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of CP LG. The Company concluded that the acquired library and related assets and liabilities was not a business and therefore, accounted for the acquisition as an initial consolidation of a VIE that is not a business under the applicable accounting guidance. There was no gain or loss recognized upon initial consolidation of the VIE as the sum of the fair value of the consideration paid and noncontrolling interest equaled the fair value of the net assets on the acquisition date. See Note 10 for the noncontrolling interest recorded related to CP LG.

As of June 30, 2025, the unaudited condensed consolidated balance sheet included assets and liabilities of CP LG totaling $62.7 million (which is primarily comprised of investment in film and television programs) and $4.9 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Period Business Combination Agreement

On May 13, 2024, Old Lionsgate consummated the business combination agreement (the “Business Combination Agreement”) with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“StudioCo”) and other affiliates of SEAC (the “Closing”). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Legacy Lionsgate Studios”) and continued the existing business operations of StudioCo, which consists of the Studio Business of Old Lionsgate. The “Studio Business” consists of the businesses of Old Lionsgate’s Motion Picture and Television Production segments, together with substantially all of Old Lionsgate’s corporate general and administrative functions and costs. Legacy Lionsgate Studios became a separate publicly-traded company, and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.

In connection with and prior to the Business Combination, Old Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Studio Separation”).

Following the transaction, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while former SEAC public shareholders and founders and common equity financing investors owned approximately 12.2% of Legacy Lionsgate Studios, including the period immediately following the closing of the Business Combination through immediately prior to the Starz Separation. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. The net proceeds were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt (see Note 7 Other Prior Period Debt Transactions for further detail).

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SEAC was treated as the acquired company, and the Studio Business, was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Legacy Lionsgate Studios represented a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets of SEAC were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Prior to the Starz Separation, the Studio Business was a consolidated subsidiary of Old Lionsgate.

In connection with the Business Combination, as described above, approximately 12.2% of the Legacy Lionsgate Studios common shares were issued to the SEAC public shareholders and founders and other common equity financing investors in exchange for net proceeds of $278.2 million, which is inclusive of $3.5 million of transaction costs that remained accrued at March 31, 2025 and paid during the three months ended June 30, 2025.

The Company recorded a reduction of noncontrolling interest in shareholders’ equity (deficit) and a reduction of accumulated other comprehensive income for the issuance of the Legacy Lionsgate Studios common shares, which was based upon the 12.2% ownership interest in the carrying value of Legacy Lionsgate Studios. The reduction in noncontrolling interest was due to the negative carrying value of Legacy Lionsgate Studios as of May 13, 2024, partially offset by an amount allocated to certain options described below. The difference between the net cash proceeds and the amounts recorded as noncontrolling interest and accumulated other comprehensive income was reflected as a reduction of accumulated deficit in the consolidated statement of shareholders’ equity (deficit). As described in Note 1, in connection with the Starz Separation, the LG Studios Flip occurred, resulting in the pre-transaction shareholders of Legacy Lionsgate Studios Common Shares, other than Old Lionsgate, receiving, in exchange for each Legacy Lionsgate Studios Common Share they held, a number of Lionsgate Common Shares, and therefore the noncontrolling interest in Legacy Lionsgate Studios was eliminated, see Note 10.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Business Combination, 2,200,000 options (the “Sponsor Options”) to receive Legacy Lionsgate Studios common shares, were issued to certain noncontrolling interest holders, with an exercise price of $0.0001 per share. The Sponsor Options would become exercisable (i) on or after the date on which the trading price of Legacy Lionsgate Studios common shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a Change of Control (as defined in the sponsor option agreement) occurs, subject to certain conditions. The Company has recorded the Sponsor Options as part of the noncontrolling interest.
In connection with the Starz Separation, Legacy Lionsgate Studios amended the sponsor option agreement to include the Company as a party to the agreement and converting the Sponsor Options into options to purchase the Company’s common shares, see Note 13.

4. Investment in Films and Television Programs

The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs is as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,075.6	$992.4
Completed and not released	134.5	135.1
In progress	692.9	779.5
In development	105.3	87.2
Investment in films and television programs	$2,008.3	$1,994.2

At June 30, 2025, acquired film and television libraries have remaining unamortized costs of $230.8 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted-average remaining period of approximately 13.0 years (March 31, 2025 - unamortized costs of $235.7 million).

Amortization of investment in film and television programs was $224.4 million and $161.5 million for the three months ended June 30, 2025 and 2024, respectively, and was included in direct operating expense in the unaudited condensed consolidated statements of operations.

Impairments. Investment in films and television programs include write-downs to fair value. Impairments that are recorded to direct operating expense are included in amortization expense. During the three months ended June 30, 2025, the Company did not incur any impairment charges. During the three months ended June 30, 2024, the Company recorded $0.3 million of impairment charges recorded within direct operating expense on the unaudited condensed consolidated statement of operations. The impairment was related to the Company's Motion Picture segment.
5. Investments
The Company’s investments consisted of the following:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Investments in equity method investees	$39.7	$68.1
Other investments(1)	9.7	9.7
	$49.4	$77.8
________________
(1)Other investments represent equity investments without readily determinable fair values.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments:

The Company has investments in various equity method investees with ownership percentages ranging from approximately 6% to 49%. These investments include:

•Roadside Attractions. Roadside Attractions is an independent theatrical distribution company.

•Pantelion Films. Pantelion Films is a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S.

•42. 42 is a fully integrated management and production company, producing film, television and content, representing actors, writers, directors, comedians, presenters, producers, casting directors and media book rights; with offices in London and Los Angeles.

•STARZPLAY Arabia. STARZPLAY Arabia (Playco Holdings Limited) offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa.

•Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

Sale of Equity Method Investment:

On April 17, 2025, the Company sold its equity method ownership interest in Spyglass, a global premium content company, for $31.9 million, resulting in a $3.1 million gain recorded within gain on investments on the Company's unaudited condensed consolidated statement of operations during the three months ended June 30, 2025. The Company received proceeds of $28.9 million upon closing on May 17, 2025, with the remaining amount due to the Company on the first anniversary of the closing date.

6. Goodwill

Changes in the carrying value of goodwill by reportable segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2025	$396.9	$411.6	$808.5
Business acquisitions (see Note 3) (1)	—	35.6	35.6
Balance as of June 30, 2025	$396.9	$447.2	$844.1

___________________________

(1)     In addition to the acquisition of A & A (see Note 3), during the three months ended June 30, 2025, the Company acquired a controlling equity interest in OManagement, a talent agent firm, resulting in a $7.3 million allocation to goodwill.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility(1)	$20.0	$—
Term Loan A(1)	—	314.4
Senior Notes	389.9	389.9
eOne IP Credit Facility	314.5	323.0
LG IP Credit Facility	953.8	978.8
3 Arts Credit Facility	30.1	—
Total corporate debt	1,708.3	2,006.1
Unamortized debt issuance costs	(42.9)	(33.2)
Total debt, net	1,665.4	1,972.9
Less current portion	(136.6)	(134.0)
Non-current portion of debt	$1,528.8	$1,838.9
________________________
(1)As of June 30, 2025, Revolving Credit Facility amounts reflect balances outstanding under the Lionsgate Credit Agreement, as further described below. In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Credit Agreement (previous Revolving Credit Facility and Term Loan A) were repaid in full. See Starz Separation below and Note 1 for further information.

Starz Separation:

On May 6, 2025, in connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”), were repaid in full (i.e., $314.4 million of principal amount repaid of the Term Loan A, and $255.0 million principal amount repaid of the previous revolving credit facility) and all commitments thereunder were terminated. These repayments were made in part using net proceeds from a new Starz credit agreement that was entered into by Starz just prior to the closing of the Starz Separation.

On May 6, 2025, the Company entered into a new credit agreement (the “Lionsgate Credit Agreement”) with Lions Gate Television Inc. (“LGTV”), as borrower, the guarantors referred to therein, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent. See Lionsgate Credit Agreement (Revolving Credit Facility) below for further information.

On May 6, 2025, in connection with the completion of the Starz Separation, LGTV assumed exchange notes by way of supplemental indenture (the “Supplemental Indenture”). See Exchange Notes below for further information.

Lionsgate Credit Agreement (Revolving Credit Facility)

Revolving Credit Facility Availability of Funds & Commitment Fee. The Lionsgate Credit Agreement provides for an $800.0 million senior secured revolving credit facility, which facility may be increased to a total amount not in excess of $1,200.0 million, subject to the terms and conditions set forth therein. Availability of funds under the Lionsgate Credit Agreement is subject to a borrowing base, and as of June 30, 2025, there was $780.0 million available under the Lionsgate Credit Agreement. LGTV will pay a commitment fee equal to 0.375% per annum in respect of unutilized commitments thereunder.

Maturity Date. The Lionsgate Credit Agreement and commitments thereunder will mature on May 6, 2030.

Interest. Borrowings under the Lionsgate Credit Agreement bear interest at a rate per annum equal to, at LGTV’s option, either Term SOFR (subject to a 0.00% floor) or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans (effective interest rate of 6.83% as of June 30, 2025, before the impact of interest rate swaps, see Note 18 for interest rate swaps).

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Security. LGTV’s obligations under the Lionsgate Credit Agreement are guaranteed by the Company and substantially all of its wholly owned restricted subsidiaries and secured by substantially all assets of LGTV and the guarantors, in each case subject to certain customary exceptions.

Covenants. The Lionsgate Credit Agreement contains certain customary affirmative and negative covenants that limit the ability of the Company and its restricted subsidiaries, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Lionsgate Credit Agreement also contains events of default customary for financings of this type, including relating to a change of control. In addition, the Lionsgate Credit Agreement requires the Company to maintain a Liquidity Ratio (as defined in the Lionsgate Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2025, the Company was in compliance with all applicable covenants.

Events of Default. The Lionsgate Credit Agreement contains occurrences of events that would constitute an Event of Default, which includes the occurrence of a change in control. When an Event of Default occurs, the lender can terminate any remaining commitments, declare the principal and accrued interest on all outstanding loan balances become immediately due and payable and the administrative agent can demand payment, as cash collateral, of the full amount available for drawing under any letter of credit, whether or not any drawings or other demands for payment have been made under any letter of credit.

Exchange Notes

On May 8, 2024, an indirect, wholly-owned subsidiary of Old Lionsgate issued 5.5% senior notes for an aggregate principal amount of $389.9 million that were scheduled to mature on April 15, 2029 (the “Exchange Notes”) in exchange for an equivalent amount of the existing 5.5% senior notes due 2029 (the "Existing Notes"). Effective upon completion of the Starz Separation, the interest rate of the Exchange Notes increased from 5.50% to 6.00% and the maturity date extended to April 15, 2030.

As described in the Starz Separation section above, on May 6, 2025, in connection with the completion of the Starz Separation, LGTV assumed the Exchange Notes through a Supplemental Indenture. Pursuant to the terms of the Supplemental Indenture, LGTV agreed to assume and perform as primary obligor all obligations of the initial issuer under the Exchange Notes and the initial issuer was released and discharged from all obligations thereunder.

Certain Existing Notes not exchanged for Exchange Notes, with a principal amount of $325.1 million as of March 31, 2025 remained with Starz following the Starz Separation and are therefore presented as discontinued operations, see Note 2.

Interest: Following completion of the Starz Separation, the Exchange Notes bear interest at 6.00% per annum payable semi-annually.
Maturity Date: Following completion of the Starz Separation, the Exchange Notes mature on April 15, 2030.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Optional Redemption: The Company may redeem the Exchange Notes, in whole or in part, at any time or from time to time, at specified redemption prices plus accrued and unpaid interest, if any, up to but excluding the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) Until, but excluding, the one-year anniversary of the Separation Closing Date, as defined in the indenture to the Exchange Notes - 103.0%; (ii) on or after the one-year anniversary of the Separation Closing Date until, but excluding the two-year anniversary thereof - 102.0%; (iii) on or after the two-year anniversary of the Separation Closing Date until, but excluding the three-year anniversary thereof - 101.0%; (iv) on or after the three-year anniversary of the Separation Closing Date and thereafter - 100%.

Security. LGTV’s obligations under the original and Supplemental Indenture are guaranteed by the Company and affiliated grantors. The Company and grantors pledged substantially all existing and future owned assets, in each case subject to certain customary exceptions.

Covenants. The Exchange Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2025, the Company was in compliance with all applicable covenants.

Change in Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders all of the Exchange Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the Exchange Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

eOne IP Credit Facility

In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility is subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.58% as of June 30, 2025, before the impact of interest rate swaps, see Note 18.). As of June 30, 2025, there was no available borrowing capacity under the eOne IP Credit Facility. The eOne IP Credit Facility matures on July 3, 2029.

LG IP Credit Facility

In September 2024, certain subsidiaries of the Company entered into a $455.0 million senior secured amortizing term credit facility (the “LG IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million, and in March 2025, the Company closed an amendment which increased the maximum principal amount of the LG IP Credit Facility to $1.0 billion, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of March 31, 2025, the LG IP Credit Facility was subject to quarterly required principal payments of $25.0 million, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.58% as of June 30, 2025, before the impact of interest rate swaps, see Note 18). As of June 30, 2025, there was $46.2 million available under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3 Arts Credit Facility

On May 29, 2025 in preparation for the A & A purchase (see Note 3), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. Payable at maturity, advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans (effective interest rate of 6.83% as of June 30, 2025, before the impact of interest rate swaps, see Note 18 for interest rate swaps). The borrower will pay a commitment fee equal to 0.35% per annum in respect of unutilized commitments thereunder. As of June 30, 2025, there was $19.9 million available under the 3 Arts Credit Facility. The 3 Arts Credit Facility matures on May 29, 2029. The 3 Arts Credit Facility also contains certain customary affirmative and negative covenants that are customary for similar financings.

Capacity to Pay Dividends

At June 30, 2025, the capacity to pay dividends under the Lionsgate Credit Agreement and the Exchange Notes significantly exceeded the amount of the Company’s accumulated deficit or net loss from continuing operations, and therefore the Company’s net loss from continuing operations of $91.7 million and accumulated deficit of $3,643.1 million were deemed free of restrictions from paying dividends at June 30, 2025.

Other Prior Period Debt Transactions:

During the three months ended June 30, 2024, the Company used the proceeds from the Business Combination to prepay $84.9 million principal amount of Term Loan A and $214.1 million of Term Loan B, together with accrued and unpaid interest thereon.

Loss on Extinguishment of Debt:

During the three months ended June 30, 2025 and 2024, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended June 30,
	2025	2024
	(Amounts in millions)
Loss on Extinguishment of Debt:
Senior Notes exchange(1)	$—	$(2.7)
Term Loan A and B prepayments(2)	—	(1.0)
Revolving Credit Facility(3)	(1.0)	—
	$(1.0)	$(3.7)

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

________________
(1)The 5.5% Senior Notes Exchange that occurred during the three months ended June 30, 2024 was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the unamortized debt issuance costs are being amortized over the applicable term of the debt and the third-party costs attributable to continuing operations of $2.7 million were expensed as a loss on extinguishment of debt in the three months ended June 30, 2024. As discussed in Note 2, discontinued operations includes interest and other related expenses associated with debt positions that remained with Starz following the completion of the Starz Separation, specifically the Existing Notes that were not exchanged for the Exchange Notes.
(2)The prepayments during the three months ended June 30, 2025 are related to the termination of the Old Lionsgate Credit Agreement, which included Term Loan A. Upon the Starz Separation, the Old Lionsgate Credit Agreement was terminated, and all Term Loan A balances were repaid. The prepayments during the three months ended June 30, 2024 were voluntary prepayments, allowable under the agreement with no penalty. The repayments were treated as extinguishments and all unamortized debt issuance costs were written off as losses on extinguishment.
(3)As discussed above, in connection with the Starz Separation, the previous revolving credit facility under the Old Lionsgate Credit Agreement was terminated and a new revolving credit facility was entered into under the Lionsgate Credit Agreement. The associated costs were accounted for as follows: (i) if the borrowing capacity (measured as the amount available under the revolving credit facility multiplied by the remaining term) was less than it was prior to the termination and issuance, measured on a creditor-by-creditor basis, the unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity, and (ii) all fees paid to third-parties (i.e., new debt issuance costs) are being amortized over the term of the new revolving credit facility under the Lionsgate Credit Agreement.

8. Film Related Obligations

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Film related obligations:
Production Loans	$1,397.7	$1,395.4
Production Tax Credit Facility	284.9	280.0
Backlog Facility and Other	321.8	238.9
Film Library Facility	66.9	75.9
Total film related obligations	2,071.3	1,990.2
Unamortized issuance costs	(11.0)	(7.3)
Total film related obligations, net	2,060.3	1,982.9

Less current portion	(1,521.8)	(1,617.8)
Total non-current film related obligations	$538.5	$365.1
Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.85% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,157.3 million are secured by collateral which consist of the underlying rights related to the intellectual property (i.e., film or television show), and $240.4 million are unsecured as of June 30, 2025.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended in May 2025, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables. As of June 30, 2025, the maximum principal amount of the Production Tax Credit Facility was $380.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of June 30, 2025, tax credit receivables amounting to $351.4 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 5.93% at June 30, 2025). The Production Tax Credit Facility matures on January 27, 2028. As of June 30, 2025, there was $95.1 million available under the Production Tax Credit Facility.

Film Library Facility. In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the “Film Library Facility”) based on the collateral consisting solely of certain of our rights in certain acquired library titles. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the Film Library Facility subject to cumulative minimum guaranteed payment amounts as set forth below:

Cumulative Period From September 29, 2022 Through:	Cumulative Minimum Guaranteed Payment Amounts	Payment Due Date
	(in millions)
September 30, 2025	$91.1	November 14, 2025
September 30, 2026	$121.4	November 14, 2026
July 30, 2027	$161.9	July 30, 2027

Advances under the Film Library Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 6.75% at June 30, 2025). The Film Library Facility matures on July 30, 2027.

Backlog Facility and Other:

Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of June 30, 2025 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 5.58% at June 30, 2025). The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of June 30, 2025, there was $175.0 million outstanding under the Backlog Facility, and there was no available borrowing capacity under the Backlog Facility (March 31, 2025 - $135.7 million outstanding).

Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of June 30, 2025, there was $146.8 million outstanding (March 31, 2025 - $103.2 million outstanding) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 5.78%, with contractual repayment dates in July 2025 and October 2025. As of June 30, 2025, accounts receivable amounting to $52.1 million and contracted receivables not yet reflected as accounts receivable on the balance sheet as of June 30, 2025 amounting to $100.5 million represented collateral related to the “other” loans.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Fair Value Measurements

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2025 and March 31, 2025:

	June 30, 2025			March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 18)	$—	$1.5	$1.5	$—	$1.8	$1.8

Liabilities:
Forward exchange contracts (see Note 18)	—	3.4	3.4	—	—	—
Interest rate swaps (see Note 18)	—	3.7	3.7	—	3.1	3.1

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at June 30, 2025 and March 31, 2025:

	June 30, 2025		March 31, 2025
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Revolving Credit Facility	$5.3	$20.0	$—	$—
Term Loan A	—	—	313.4	312.9
Exchange Notes	382.0	338.2	381.6	360.9
eOne IP Credit Facility	309.4	314.5	317.6	323.0
LG IP Credit Facility	938.7	953.8	962.9	978.8
3 Arts Credit Facility	30.0	30.1	—	—
Production Loans	1,395.1	1,397.7	1,393.9	1,395.4
Production Tax Credit Facility	281.3	284.9	276.2	280.0
Backlog Facility and Other	318.4	321.8	238.4	238.9
Film Library Facility	65.5	66.9	74.4	75.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, and other liabilities. The carrying values of these financial instruments approximated the fair values as of June 30, 2025 and March 31, 2025.

10. Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of June 30, 2025 and March 31, 2025 (included in temporary equity on the consolidated balance sheets) primarily relate to 3 Arts Entertainment. In addition, redeemable noncontrolling interests included Pilgrim Media Group prior to the acquisition of additional interest in July 2024 and includes A & A after the acquisition in May 2025. See further information below.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Beginning balance	$93.7	$123.3
Net income (loss) attributable to redeemable noncontrolling interests	0.3	(0.5)
Adjustments to redemption value	—	0.3
Cash distributions	—	(0.1)
Acquisition of noncontrolling interests	20.9	—
Ending balance	$114.9	$123.0

3 Arts Entertainment. The Company has a noncontrolling interest in 3 Arts Entertainment, of which a portion is reflected as a redeemable noncontrolling interest, and a portion is reflected as a liability in “other liabilities - non-current” in the consolidated balance sheets.

•Redeemable noncontrolling interest: The redeemable noncontrolling interest balance related to 3 Arts Entertainment of $87.4 million as of June 30, 2025 reflects the fully vested equity portion of the noncontrolling interest, which is classified as redeemable noncontrolling interest outside of shareholders’ equity on the Company’s consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. The noncontrolling interest holders have the right to sell to the Company and the Company has the right to purchase the noncontrolling interest holders remaining (24%) interest beginning in January 2027.

Changes in the carrying value of the redeemable noncontrolling interest are reflected in the calculation of basic and diluted net income or loss per common share attributable to Lionsgate Studios Corp. shareholders, if dilutive, or to the extent the adjustments represent recoveries of amounts previously reflected in the computation of basic and diluted net income or loss per common share attributable to Lionsgate Studios Corp. shareholders (see Note 12).

•Noncontrolling interest reflected as a liability: A portion of the 3 Arts Entertainment noncontrolling interest is considered compensatory, as it is subject to forfeiture provisions upon termination of employment under certain circumstances. The noncontrolling interest holders’ right to sell their interest to the Company, and the Company’s right to purchase the noncontrolling interest, are formula-based amounts (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above are based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is considered a liability award and remeasured at each reporting period, with any changes in estimated redemption value recognized as a charge or benefit in general and administrative expense in the consolidated statements of operations over the vesting period (i.e., the period from January 2, 2024 to the sale or purchase right date in January 2027).

As of June 30, 2025, approximately $90.3 million is reflected in “other liabilities - non-current” in the unaudited condensed consolidated balance sheet based on the estimated redemption amount recalculated at the current quarter end.

Earned distributions are accounted for as compensation since such amounts are allocated to the holders based on performance and are being expensed within general and administrative expense as incurred.

A & A. On May 30, 2025, 3 Arts purchased a 51% ownership in A & A (see Note 3 for additional details). The noncontrolling interest balance of $19.1 million reflects the fully vested equity portion of the remaining 49% equity interest in A & A, and is presented as a redeemable noncontrolling interest outside of shareholders’ equity on the Company’s unaudited condensed consolidated balance sheet, due to put option rights embedded in the noncontrolling interest that are determined to be outside of the Company's control.

Other. The Company has other immaterial redeemable noncontrolling interests.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Period Redeemable Noncontrolling Interest:

Pilgrim Media Group. In July 2024, the Company acquired the noncontrolling interest holder’s remaining 12.5% of Pilgrim Media Group for approximately $13.5 million, and recorded a reduction to redeemable noncontrolling interest of $23.4 million, representing the carrying value of the noncontrolling interest purchased, with the difference between the carrying value of the noncontrolling interest purchased and the cash paid for the remaining interest recorded as a reduction to accumulated deficit of $9.9 million. Prior to the Company’s acquisition of the remaining interest, the noncontrolling interest was presented as a redeemable noncontrolling interest outside of shareholders’ equity on the Company’s consolidated balance sheets, due to put option rights embedded in the noncontrolling interest that were determined to be outside of the Company's control.

Non-Redeemable Noncontrolling Interests

The Company has other noncontrolling interests that are not redeemable and classified in shareholders’ equity on the Company’s unaudited condensed consolidated balance sheets. These noncontrolling interests include:

Legacy Lionsgate Studios. In connection with the Business Combination discussed in Note 3, on May 13, 2024, the Company recorded a noncontrolling interest representing approximately 12.2% of Legacy Lionsgate Studios amounting to a reduction of noncontrolling interest in shareholders’ equity (deficit), due to the negative carrying value of Legacy Lionsgate Studios at May 13, 2024, partially offset by an amount allocated to certain options. See Note 3 for further information.

As described in Note 1, in connection with the Starz Separation, the LG Studios Flip occurred, resulting in the pre-transaction shareholders of Legacy Lionsgate Studios Common Shares, other than Old Lionsgate, receiving, in exchange for each Legacy Lionsgate Studios Common Share they held, a number of Lionsgate Common Shares, and therefore the noncontrolling interest in Legacy Lionsgate Studios was eliminated.

Other. In connection with the Company’s investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million ($27.6 million at June 30, 2025). See Note 3 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

11. Revenue

The Company’s Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international marketplaces.

Revenue by Segment, Market or Product Line

The table below presents revenues by segment, market or product line for the three months ended June 30, 2025 and 2024:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$28.7	$36.0
Home Entertainment
Digital Media	107.8	140.1
Packaged Media	8.1	9.2
Total Home Entertainment	115.9	149.3
Television	35.4	88.0
International(1)	81.3	70.6
Other	6.0	5.7
Total Motion Picture revenues	$267.3	$349.6

Television Production
Television	165.5	160.2
International	46.3	35.5
Home Entertainment
Digital Media	52.6	18.9
Packaged Media	1.2	0.9
Total Home Entertainment	53.8	19.8
Other	22.9	25.6
Total Television Production revenues	288.5	241.1
Intersegment eliminations(2)	(29.9)	(103.8)
Total revenues	$525.9	$486.9
______________________
(1)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $2.3 million was reclassified from the former Media Networks- Programming Revenues to Motion Picture- International in the three months ended June 30, 2024 to conform to the current period presentation.
(2)Amounts reflect the impact of intersegment revenue from the Motion Picture and Television Production segments’ licensing motion pictures or television programming to the former Media Networks segment prior to the Starz separation on May 6, 2025. Following the Starz Separation, the Company and Starz will continue to be parties to certain commercial agreements. As a result, the impacts of licensing motion pictures or television programming to Starz following the Starz Separation are not eliminated in consolidation and are reflected in the consolidated results from continuing operations, see Note 2.
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized, and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2025 are as follows:

	Rest of Year Ending March 31, 2026	Year Ending March 31,
		2027	2028	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$886.9	$470.9	$133.5	$140.1	$1,631.4
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $88.1 million, including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2025 from performance obligations satisfied prior to March 31, 2025. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances at June 30, 2025 and March 31, 2025.

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

The Company performs ongoing credit evaluations and monitors its credit exposure through active review of customers’ financial condition, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The Company generally does not require collateral for its trade accounts receivable.

Changes in the allowance for accounts receivable consisted of the following:

	March 31, 2025	Provision (benefit) for doubtful accounts	Uncollectible accounts written-off	June 30, 2025
	(Amounts in millions)
Provision for credit losses	$5.6	$1.2	$—	$6.8

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers' audit rights to expire. See Note 19 for contract assets at June 30, 2025 and March 31, 2025.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of June 30, 2025 increased as compared to March 31, 2025 due to the receipt of customers’ payments for certain motion pictures and television programs prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the motion pictures and television programs, and the start of the customers’ exploitation rights). In addition, industry strikes disrupted production schedules, resulting in the delay of content deliveries that further contributed to the change in deferred revenue. Revenues of $66.7 million were recognized during the three months ended June 30, 2025 related to the balance of deferred revenue at March 31, 2025.

12. Net Loss Per Share

Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. As a result of the Starz Separation, weighted average common shares outstanding, basic and dilutive, for all periods prior to the Starz Separation, reflect pre-transaction shareholders of Old Lionsgate Class A Shares multiplied by one and twelve one-hundredths (1.12) and pre-transaction shareholders of Old Lionsgate Class B Shares. The LG Studios Flip is reflected as of close of the Starz Separation, May 6, 2025. Basic and diluted net income (loss) per share for the three months ended June 30, 2025 and 2024 is presented below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Income (Loss) Per Common Share:
Numerator:
Net loss from continuing operations	$(94.0)	$(87.1)
Less: Accretion of redeemable noncontrolling interest	—	(0.3)
Net loss from continuing operations after accretion of redeemable noncontrolling interest	(94.0)	(87.4)
Net income (loss) from discontinued operations	(14.9)	27.7
Net loss attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(108.9)	$(59.7)
Denominator:
Weighted average common shares outstanding	272.3	245.6

Basic and diluted net loss per common share - continuing operations	$(0.35)	$(0.36)
Basic and diluted net income (loss) per common share - discontinued operations	(0.05)	0.11
Basic and diluted net loss per common share	$(0.40)	$(0.24)

As a result of the net loss in the three months ended June 30, 2025 and 2024, the dilutive effect of the share purchase options, RSUs, restricted stock and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three months ended June 30, 2025 totaled 2.4 million (three months ended June 30, 2024 - 4.8 million).

Additionally, for the three months ended June 30, 2025 and 2024, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	17.0	13.8
Restricted share units	0.1	—
Other issuable shares	3.3	3.8
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	20.4	17.6

13. Capital Stock

(a) Common Shares

The Company has an unlimited number of authorized shares following the closing of the Starz Separation and at June 30, 2025.

The table below outlines common shares reserved for future issuance:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2025
(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	17.1
Restricted share units — unvested	10.0
Common shares available for future issuance	27.3
Shares reserved for future issuance	54.4

As described in Note 1, in connection with the completion of the Starz Separation and related transactions, pre-transaction shareholders of Old Lionsgate Class A Shares received one and twelve one-hundredths (1.12) Lionsgate Common Shares for each Class A share held and pre-transaction shareholders of Old Lionsgate Class B Shares received one Lionsgate Common Share for each Class B Share held. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios Common Share they held, LG Studios Flip Shares.

As of March 31, 2025, the Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares.

(b) Preferred Shares

The Company has authorized 200.0 million shares, no par value, of preferred stock. No shares have been issued under this authorization.

(c) Shareholder Rights Agreement

On May 6, 2025, the Company’s Board of Directors declared a dividend of one common share purchase right (a “Right”) for each outstanding Lionsgate Common Share, and adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement dated as of May 7, 2025 (the “Rights Agreement”), by and between the Company and Computershare Investor Services, Inc., as rights agent. The Rights may be exercised only when a holder has acquired 15% or more of the Company’s outstanding common shares (referred to as “Beneficial Ownership”). Each Right entitles the holder to purchase one common share at an exercise price of $32.00. All Rights will expire on May 7, 2026. The Board of Directors may redeem the Rights at any time, before the Rights are exercisable or expired, for $0.001 per Right. As of June 30, 2025, no rights have been exercised or redeemed.

(d) Share-based Compensation

Starz Separation - Incentive Plans. On May 6, 2025, the Company assumed the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan, and the plan was amended and restated as the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “Lionsgate 2025 Plan”), and became effective, with respect to 58,000,000 Lionsgate Common Shares. On May 6, 2025, the Company became the sponsor of the Lionsgate 2025 Plan. All awards outstanding immediately prior to the completion of the Starz Separation under the equity plans of Old Lionsgate and held by employees or directors who became employees or directors of Lionsgate after the Starz Separation, or by former employees (regardless of the division in which such former employee served), were converted into awards of the Company under the Lionsgate 2025 Plan, except that awards of individuals who will be serving as non-employee directors of both the Company and Starz were only partially converted into awards under the Lionsgate 2025 Plan.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Compensation Expense:
Stock options	$0.1	$0.2
Restricted share units and other share-based compensation	2.5	13.0
Share appreciation rights	0.2	0.2
	2.8	13.4
Impact of accelerated vesting on equity awards(1)	(1.1)	—
Total share-based compensation expense	$1.7	$13.4
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$2.8	$13.4
Restructuring and other	(1.1)	—
	$1.7	$13.4

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs and restricted share unit activity during the three months ended June 30, 2025:

	Stock Options and SARs
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted- Average Exercise Price
	(Number of shares in millions)
Outstanding at March 31, 2025	2.3		$23.10	14.8		$13.86	—		—
Granted	—		—	—		—	—		—
Options exercised	—		—	—	(1)	$7.13	—		—
Forfeited or expired	—	(1)	$7.70	—	(1)	$11.29	—		—
Outstanding at May 6, 2025	2.3		$23.09	14.8		$13.86	—		—
Conversion	(2.3)		—	(14.8)		—	17.1		$15.09
Granted	—		—	—		—	—		—
Options exercised	—		—	—		—	—		—
Forfeited or expired	—		—	—		—	—	(1)	$13.38
Outstanding at June 30, 2025	—		—	—		—	17.1		$15.09

	Restricted Share Units
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2025	0.1		$8.39	11.1		$8.17	—		—
Granted	—		—	0.1		$7.29	—		—
RSUs vested	—	(1)	$8.41	—	(1)	$7.55	—		—
Forfeited or expired	—		—	—	(1)	$7.97	—		—
Outstanding at May 6, 2025	0.1		$8.39	11.2		$8.16	—		—
Conversion	(0.1)		—	(11.2)		—	11.0		$8.16
Granted	—		—	—		—	0.1		$7.34
RSUs vested	—		—	—		—	(0.2)		$9.08
Forfeited or expired	—		—	—		—	(0.9)		$8.19
Outstanding at June 30, 2025	—		—	—		—	10.0		$8.13
__________________
(1)Represents less than 0.1 million shares.

(e) Share Repurchases

During the three months ended June 30, 2025 and 2024, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) SEAC Sponsor Options

In connection with the Business Combination, the Sponsor Options to receive Legacy Lionsgate Studios common shares, were issued to certain noncontrolling interest holders, with an exercise price of $0.0001 per share. The Sponsor Options would become exercisable (i) on or after the date on which the trading price of Legacy Lionsgate Studios common shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a Change of Control (as defined in the sponsor option agreement) occurs, subject to certain conditions. The Company has recorded the Sponsor Options as part of the noncontrolling interest.

In connection with the Starz Separation, Legacy Lionsgate Studios amended the sponsor option agreement to include the Company as a party to the agreement and converting the Sponsor Options into options to purchase the Company’s common shares.

14. Income Taxes

The income tax provision for the three months ended June 30, 2025 and 2024 is calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.

The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted. The Company’s income tax provision for the three months ended June 30, 2025 and 2024 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes.

The Company’s income tax provision can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S. H.R. 1 and includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the U.S. international tax framework, and the restoration of favorable tax treatment for certain business provisions. This legislation has multiple effective dates, with certain provisions becoming effective beginning in 2025 and others implemented through 2027. H.R. 1 is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

15. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. During the three months ended June 30, 2025 and 2024, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the condensed consolidated statements of operations and are described below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$—	$18.0
Severance(2)	1.7	3.0
Transaction and other costs(3)	3.1	6.7
Total Restructuring and Other	4.8	27.7

Other unusual charges not included in restructuring and other or the Company’s operating segments:
COVID-19 related benefit included in direct operating expense(4)	—	(2.0)
Unallocated rent cost included in direct operating expense(5)	5.4	5.2
Total restructuring and other and other unusual charges not included in restructuring and other	$10.2	$30.9
_______________________
(1)Amounts in the three months ended June 30, 2024 include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company, primarily related to the integration of eOne. The lease impairments reflect a decline in market conditions since the inception of the leases impacting potential sublease opportunities, and represent the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease assets, and the carrying value.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended June 30, 2025 and 2024 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and costs associated with legal and other matters. In the three months ended June 30, 2025 and 2024, amounts exclude transaction costs associated with the Starz Separation as such amounts are classified within discontinued operations. In the three months ended June 30, 2024, amounts include acquisition and integration costs related to the acquisition of eOne and the Studio Separation.
(4)Amounts in the three months ended June 30, 2024 represent a benefit from insurance recoveries related to circumstances associated with the COVID-19 pandemic.
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Severance liability
Beginning balance	$23.6	$19.3
Accruals	2.8	3.0
Severance payments	(16.3)	(8.2)
Ending balance(1)	$10.1	$14.1
_______________________
(1)As of June 30, 2025, the remaining severance liability of approximately $10.1 million is expected to be paid in the next 12 months.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information

The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company's Chief Executive Officer (“CEO”) is the CODM.

Following the Starz Separation, the Company no longer reports the Media Networks segment and currently has two reportable business segments: (1) Motion Picture and (2) Television Production.
(1)     Motion Picture. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.
(2)     Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the licensing of Starz original series productions to Starz, and the ancillary market distribution of Starz original productions and licensed product (prior to the Starz Separation, licensing to the former Media Networks segment). Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment.

In the ordinary course of business, the Company's reportable segments enter into transactions with one another. The most common types of intersegment transactions, prior to the Starz Separation, included licensing motion pictures or television programming (including Starz original productions) from the Motion Picture and Television Production segments to the former Media Networks segment. While intersegment transactions, prior to the Starz Separation, were treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses) were eliminated in consolidation and, therefore, did not affect consolidated results from operations. Following the Starz Separation, the Company and Starz will continue to be parties to certain commercial agreements. As a result, the impacts of licensing motion pictures or television programming to Starz following the Starz Separation are not eliminated in consolidation and are reflected in the consolidated results from continuing operations, see Note 2.

Segment information is presented in the table below:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture(1)	$267.3	$349.6
Television Production	288.5	241.1
Total Studio Business	555.8	590.7
Intersegment eliminations	(29.9)	(103.8)
	$525.9	$486.9
Intersegment revenues
Studio Business:
Motion Picture(1)	3.1	64.2
Television Production	26.8	39.6
Total Studio Business	29.9	103.8

Segment direct operating expenses
Studio Business:
Motion Picture(1)	136.7	152.4
Television Production	239.6	202.0

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Studio Business	376.3	354.4
Intersegment eliminations	(42.7)	(69.7)
	333.6	284.7
Segment distribution and marketing
Studio Business:
Motion Picture(1)	105.8	82.8
Television Production	12.3	10.5
Total Studio Business	118.1	93.3
	118.1	93.3
Gross contribution
Studio Business:
Motion Picture(1)	24.8	114.4
Television Production	36.6	28.6
Total Studio Business	61.4	143.0
Intersegment eliminations	12.8	(34.1)
	74.2	108.9
Segment general and administration
Studio Business:
Motion Picture(1)	22.4	29.2
Television Production	10.6	17.9
Total Studio Business	33.0	47.1

Segment profit
Studio Business:
Motion Picture(1)	2.4	85.2
Television Production	26.0	10.7
Total Studio Business	28.4	95.9
Intersegment eliminations	12.8	(34.1)
	$41.2	$61.8
___________________
(1)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the three months ended June 30, 2024 to conform to the current period presentation: (i) revenue of $2.3 million; (ii) direct operating expense of $1.8 million; (iii) distribution and marketing expense of $0.7 million; and (iv) general and administration expense of $0.7 million, which resulted in gross contribution loss of $0.2 million and segment loss of $0.9 million reclassified.

The Company's primary measure of segment performance is its Studio Business segment profit. Segment profit is defined as gross contribution (segment revenues, less segment direct operating and segment distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain content charges as a result of changes in management and/or content strategy, certain benefits related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. The Company believes the presentation of Studio Business segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management, including the CODM, and enables them to understand the fundamental performance of the Company’s businesses. The CODM uses the Studio Business segment profit to evaluate the operating performance of the Company’s segments, to inform decisions for planning and forecasting, and for the allocation of resources.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the total segment profit to the Company’s loss from continuing operations before income taxes is as follows:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Total segment profit	$41.2	$61.8
Corporate general and administrative expenses(1)	(32.1)	(33.3)
Adjusted depreciation and amortization(2)	(3.5)	(3.6)
Restructuring and other	(4.8)	(27.7)
COVID-19 related benefit included in direct operating expense(3)	—	2.0
Unallocated rent cost included in direct operating expense(4)	(5.4)	(5.2)
Adjusted share-based compensation expense(5)	(2.8)	(13.4)
Purchase accounting and related adjustments(6)	(3.2)	(3.1)
Operating loss	(10.6)	(22.5)
Interest expense	(68.7)	(63.5)
Interest and other income	4.4	5.0
Other losses, net	(17.0)	(1.4)
Loss on extinguishment of debt	(1.0)	(3.7)
Gain on investments, net	8.8	—
Equity interests income (loss)	(1.2)	0.9
Loss from continuing operations before income taxes	$(85.3)	$(85.2)
___________________
(1)Corporate general and administrative expenses include certain corporate executive expense (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense. Corporate general and administrative expenses also include costs that were previously incurred in support of the Media Networks segment but are not directly attributable to it and thus were not recorded in discontinued operations, see Note 2.
(2)Adjusted depreciation and amortization represents depreciation and amortization as presented on our unaudited condensed consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Depreciation and amortization	$4.4	$4.6
Less: Amount included in purchase accounting and related adjustments	(0.9)	(1.0)
Adjusted depreciation and amortization	$3.5	$3.6
(3)Amounts in the three months ended June 30, 2024 represent a benefit from insurance recoveries related to circumstances associated with the COVID-19 pandemic (see Note 15). These benefits (charges) are excluded from segment operating results.
(4)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Total share-based compensation expense	$1.7	$13.4
Less:
Amount included in restructuring and other(i)	1.1	—
Adjusted share-based compensation	$2.8	$13.4
(i)Amounts represent share-based compensation expense recorded within restructuring and other expenses, attributable to the accelerated vesting of equity awards pursuant to certain severance arrangements.
(6)Purchase accounting and related adjustments primarily consist of the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The table below presents the amounts included in each financial statement line item:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$2.3	$2.1
Depreciation and amortization	0.9	1.0
	$3.2	$3.1
(i)Amounts represent compensation expense associated with the noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment. Due to the link to continued employment performance, these amounts are classified as general and administrative expense instead of noncontrolling interest in the consolidated statements of operations.
See Note 11 for revenues by media or product line as broken down by segment for the three months ended June 30, 2025 and 2024.

The following table reconciles segment general and administration expense to the Company’s total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$33.0	$47.1
Corporate general and administrative expenses	32.1	33.3
Share-based compensation expense included in general and administrative expense	2.8	13.4
Purchase accounting and related adjustments	2.3	2.1
	$70.2	$95.9

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Assets
Motion Picture	$2,092.6	$1,867.4
Television Production	2,364.6	2,279.3
Other unallocated assets(1)	703.7	776.0
Assets of discontinued operations	—	1,899.4
	$5,160.9	$6,822.1
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

Acquisition of investment in films and television programs, as broken down by segment for the three months ended June 30, 2025 and 2024, is presented below:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Acquisition of investment in films and television programs
Motion Picture	$142.9	$277.9
Television Production	107.3	365.3
	$250.2	$643.2

The following table presents capital expenditures, as broken down by segment for the three months ended June 30, 2025, and 2024:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—
Television Production	—	—
Corporate(1)	3.5	4.1
	$3.5	$4.1
____________________
(1)Represents unallocated capital expenditures primarily related to the Company’s corporate headquarters.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Commitments and Contingencies

Commitments

During the three months ended June 30, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business).

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

As of June 30, 2025, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it currently expects will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

18. Derivative Instruments and Hedging Activities

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
As of June 30, 2025, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 21 months from June 30, 2025):

June 30, 2025
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
Euro	109.7 EUR	in exchange for	118.3 USD	0.93 EUR
Australian Dollar	4.8 AUD	in exchange for	3.1 USD	1.55 AUD
Canadian Dollar	32.0 CAD	in exchange for	23.0 USD	1.39 CAD
Mexican Peso	69.5 MXN	in exchange for	3.4 USD	20.52 MXN
South African Rand	50.0 ZAR	in exchange for	2.5 USD	19.66 ZAR
Hungarian Forint	6,000.0 HUF	in exchange for	15.8 USD	379.00 HUF
Thai Bhat	385.4 THB	in exchange for	11.8 USD	32.56 THB
New Zealand Dollar	23.2 NZD	in exchange for	14.0 USD	19.66 NZD

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows. The Company primarily uses pay-fixed interest rate swaps to facilitate its interest rate risk management activities, which the Company generally designates as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these designated cash flow hedges are deferred in accumulated other comprehensive income (loss) and recognized in interest expense as the interest payments occur. Changes in the fair value of interest rate swaps that are not designated as hedges are recorded in interest expense (see further explanation below).

Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows.

Designated Cash Flow Hedges. As of June 30, 2025, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 7 and Note 8):

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
January 31, 2025	$100.0	4.060%	January 31, 2027
February 14, 2025	$282.8	4.097%	February 14, 2027
April 14, 2025	$100.0	3.449%	April 14, 2027
April 14, 2025	$48.8	3.646%	April 14, 2027
Total	$876.6

Financial Statement Effect of Derivatives

Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025 and 2024:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income	$(3.5)	$0.2
Loss reclassified from accumulated other comprehensive income into direct operating expense	$—	$(1.0)
Interest rate swaps
Gain recognized in accumulated other comprehensive income	$0.2	$3.5
Gain reclassified from accumulated other comprehensive income into interest expense	$0.8	$10.9

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain (loss) reclassified from accumulated other comprehensive income into interest expense	$6.6	$(1.6)

Total direct operating expense on consolidated statements of operations	$339.0	$287.9
Total interest expense on consolidated statements of operations	$68.7	$63.5
Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 9). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of June 30, 2025 and March 31, 2025, there were no swaps outstanding that were subject to a master netting arrangement.

As of June 30, 2025 and March 31, 2025, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

	June 30, 2025
	Other Assets (current)	Other Assets (non-current)	Other Accrued Liabilities (current)	Other Liabilities (non-current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.5	$—	$3.4	$—
Interest rate swaps	—	—	—	3.7
Fair value of derivatives	$1.5	$—	$3.4	$3.7

	March 31, 2025
	Other Assets (current)	Other Liabilities (non-current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.8	$—
Interest rate swaps	—	3.1
Fair value of derivatives	$1.8	$3.1

As of June 30, 2025, based on the current release schedule, the Company estimates approximately $1.3 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending June 30, 2026.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2025, the Company estimates approximately $26.5 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2026.

19. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash in assets of discontinued operations reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows as of June 30, 2025 and March 31, 2025. As of June 30, 2025 and March 31, 2025, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Cash and cash equivalents	$186.1	$212.5
Restricted cash included in other current assets	71.5	67.9
Cash in assets of discontinued operations - current	—	11.2
Total cash, cash equivalents and restricted cash	$257.6	$291.6

Other Assets

The composition of the Company’s other assets is as follows as of June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$56.3	$46.0
Restricted cash	71.5	67.9
Contract assets	48.8	61.4
Tax credits receivable	210.8	186.8
	$387.4	$362.1
Other non-current assets
Prepaid expenses and other	$18.9	$20.2
Accounts receivable	58.7	65.7
Contract assets	8.0	11.3
Tax credits receivable	406.4	435.8
Operating lease right-of-use assets	294.9	294.1
	$786.9	$827.1

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Monetization

Under the Company’s accounts receivable monetization programs, the Company has entered into individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the “other losses, net” line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three months ended June 30, 2025 and 2024.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table presents a summary of the receivables transferred under individual agreements or purchases during the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$88.4	$107.4
Net cash proceeds received	86.5	104.1
Loss recorded related to transfers of receivables	1.9	3.3
As of June 30, 2025, the Company derecognized $340.3 million (March 31, 2025 - $429.9 million) of receivables from its unaudited condensed consolidated balance sheets related to individual monetization agreements, which the Company continues to service.

Content Related Payables

Content related payables primarily relate to minimum guarantee obligations, which represent amounts payable for film or television rights that the Company has acquired.

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the three months ended June 30, 2025 and 2024, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2025	$(22.8)	$95.4	$72.6
Other comprehensive income	20.5	(3.4)	17.1
Reclassifications to net loss(1)	—	(7.4)	(7.4)
Spin off of the Starz Business	(19.2)	—	(19.2)
Elimination of noncontrolling interest(2)	(6.8)	14.6	7.8
June 30, 2025	$(28.3)	$99.2	$70.9

March 31, 2024	$(22.7)	$138.7	$116.0
Other comprehensive income (loss)	(2.9)	3.7	0.8
Reclassifications to net loss(1)	—	(8.3)	(8.3)
Reclassifications to noncontrolling interest(2)	3.6	(19.0)	(15.4)
June 30, 2024	$(22.0)	$115.1	$93.1
___________________
(1)Represents a gain of $7.4 million included in interest expense on the unaudited condensed consolidated statement of operations in the three months ended June 30, 2025 (three months ended June 30, 2024 - loss of $1.0 million included in direct operating expense and a gain of $9.3 million included in interest expense) (see Note 18).
(2)Represents the Legacy Lionsgate Studios noncontrolling interest that was eliminated in connection with the LG Studios Flip (see Note 3).

Supplemental Cash Flow Information

Significant non-cash transactions during the three months ended June 30, 2025 and 2024 include certain interest rate swap agreements, which are discussed in Note 18.

There were no significant non-cash financing or investing activities for the three months ended June 30, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Lionsgate Studios Corp. (NYSE: LION) (the “Company,” “Lionsgate,” “New Lionsgate,” “we,” “us” or “our”) is one of the world’s leading standalone, pure play content companies. It brings together diversified motion picture and television production and distribution businesses, a world-class portfolio of valuable brands and franchises, a talent management and production powerhouse and a more than 20,000-title film and television library, all driven by Lionsgate’s bold and entrepreneurial culture.

Prior to the Starz Separation, as further discussed below, Lions Gate Entertainment Corp. (formerly listed on NYSE: LGF.A, LGF.B) (“Old Lionsgate”) encompassed the motion picture and television studio operations (formerly referred to as the “Studio Business”) and following the Studio Separation, as discussed in Note 3, Lionsgate Studios Corp. (formerly listed on NASDAQ: LION) (“Legacy Lionsgate Studios”) and the STARZ premium global subscription platform.

We classify our continuing operations through two reportable segments: Motion Picture and Television Production (see further discussion below).

Starz Separation

On May 6, 2025, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”), the separation of the businesses of Legacy Lionsgate Studios, of which Old Lionsgate owned approximately 87.8%,and the Starz Business (the “Starz Separation”) was completed. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 2 to our unaudited condensed consolidated financial statements).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate (which holds the Studio Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. The Starz Business is reflected as discontinued operations in these financial statements following the completion of the Starz Separation. See Note 2 to our unaudited condensed consolidated financial statements for further information.

See also “Liquidity and Capital Resources” for discussion of the Starz Separation financing transaction.

Business Combination

On May 13, 2024, Old Lionsgate consummated the business combination agreement (the “Business Combination Agreement”) with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“StudioCo”) and other affiliates of SEAC (the “Closing”). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Legacy Lionsgate Studios”) and continued the existing business operations of StudioCo, which consists of the Studio Business of Old Lionsgate. The “Studio Business” consists of the businesses of Old Lionsgate’s Motion Picture and Television Production segments, together with substantially all of Old Lionsgate’s corporate general and administrative functions and costs. Legacy Lionsgate Studios became a separate publicly-traded company, and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.

In connection with and prior to the Business Combination, Old Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Studio Separation”).

Following the transaction, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while former SEAC public shareholders and founders and common equity financing investors owned approximately 12.2% of Legacy Lionsgate Studios, including the period immediately following the closing of the Business Combination through immediately prior to the Starz Separation. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. The net proceeds were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt (see Note 7, Other Prior Period Debt Transactions to our unaudited condensed consolidated financial statements).

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SEAC was treated as the acquired company, and the Studio Business, was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Legacy Lionsgate Studios represented a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets of SEAC were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Prior to the Starz Separation, the Studio Business was a consolidated subsidiary of Old Lionsgate.

Revenues

Our revenues are derived from the Motion Picture and Television Production segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2025 and 2024.

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

•Home Entertainment. Home entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (including pay-per-view and video-on-demand platforms, electronic sell through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share the rental or sales revenues generated by the platform on a title-by-title basis.
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
Television Production: Our Television Production segment includes revenues derived from the following.
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

General and administration expenses include salaries and other overhead costs. Corporate general and administrative expenses include certain corporate executive expenses (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense. Corporate general and administrative expenses also include costs that were previously incurred in support of the Media Networks segment but are not directly attributable to it and thus were not recorded in discontinued operations, see Note 2 to our unaudited condensed consolidated financial statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to the audited consolidated financial statements and related notes included as Exhibit 99.1 to the Legacy Lionsgate Studios Corp.s’ Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025 (the “Form 10-K”).

Accounting for Films and Television Programs

Capitalized costs for films or television programs are predominantly monetized individually.

Amortization. Film cost amortization as well as participations and residuals expense are based on management’s estimates. Costs of acquiring and producing films and television programs and of acquired libraries that are amortized and estimated liabilities for participations and residuals costs are accrued using the individual-film-forecast method, based on the ratio of the current period's revenues to management’s estimated remaining total gross revenues to be earned (“ultimate revenue”). Management’s judgment is required in estimating ultimate revenue and the costs to be incurred throughout the life of each film or television program.

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

For motion pictures, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. The most sensitive factor affecting our estimate of ultimate revenues for a film intended for theatrical release is the film's theatrical performance, as subsequent revenues from the licensing and sale in other markets have historically been highly correlated to its theatrical performance. After a film’s release, our estimates of revenue from succeeding markets are revised based on historical relationships and an analysis of current market trends.

For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. The most sensitive factors affecting our estimate of ultimate revenues for a television series is whether the series will be ordered for a subsequent season and estimates of revenue in secondary markets other than the initial license fee, which may depend on a number of factors, including, among others, the ratings or viewership the program achieves on the customers’ platforms. The initial estimate of ultimate revenue may include estimates of revenues outside of the initial license window (i.e., international, home entertainment and other distribution platforms) and are based on historical experience for similar programs (genre, duration, etc.) and the estimated number of seasons of the series. Ultimates of revenue beyond the initial license fee are generally higher for programs that have been or are expected to be ordered for multiple seasons. We regularly monitor the performance of each season, and evaluate whether impairment indicators are present (i.e., low ratings, cancellations or the series is not reordered), and based upon our review, we revise our estimates as needed and perform an impairment assessment if impairment indicators are present.

For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our unaudited condensed consolidated statements of operations. See further discussion under Impairment Assessment below.

Impairment Assessment. An individual film or television program is evaluated for impairment when events or changes in circumstances indicate that the fair value of an individual film or television program is less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.

Estimate of Fair Value. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. For motion pictures intended for theatrical release, the discounted cash flow analysis used in the impairment evaluation prior to theatrical release is subjective and the key inputs include estimates of future anticipated revenues, estimates of box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews. For television programs, the discounted cash flow analysis used in the impairment evaluation includes key inputs such as estimates of future anticipated revenue, as discussed above. See further discussion of Valuation Assumptions below.

Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 9 to our unaudited condensed consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media), television, and international marketplaces.

Our content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage-based royalties. Our fixed fee or minimum guarantee licensing arrangements in the television, digital media and international markets may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

Sales or usage-based royalties represent amounts due to us based on the “sale” or “usage” of our content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when we license completed content (with standalone functionality, such as a movie, or television show), our performance obligation will be satisfied prior to the sale or usage. When we license intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), our performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to us under these arrangements are generally not reported to us until after the close of the reporting period. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from our customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While we believe these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than our estimates, and could result in an adjustment to revenues in future periods.

Revenue from the theatrical release of feature films are treated as sales or usage-based royalties and recognized starting at the exhibition date and based on our participation in box office receipts of the theatrical exhibitor.

Digital media revenue sharing arrangements are recognized as sales or usage-based royalties.

Revenue from commissions are recognized as such services are provided.

Goodwill. At June 30, 2025, the carrying value of goodwill was $844.1 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at June 30, 2025, were Motion Picture (goodwill of $396.9 million), our Television (goodwill of $318.6 million) and Talent Management (goodwill of $128.6 million) businesses, both of which are part of our Television Production segment.

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

In performing a quantitative assessment of goodwill, we determine the fair value of our reporting units by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. The models rely on significant judgments and assumptions surrounding general market and economic conditions, short-term and long-term growth rates, discount rates, income tax rates, and detailed management forecasts of future cash flow and operating margin projections, and other assumptions, all of which are based on our internal forecasts of future performance as well as historical trends. The market-based valuation method utilizes EBITDA multiples from guideline public companies operating in similar industries and a control premium. The results of these valuation methodologies are weighted as to their relative importance and a single fair value is determined. The fair value of our reporting units is reconciled to the market value of our equity, determined based on the average prices of our common shares just prior to the valuation date. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment tests will prove to be an accurate prediction of the future.

Goodwill Impairment Assessments:

During the three months ended June 30, 2025, there were no events or circumstances that rose to the level that would indicate that it is more-likely-than not that the fair value of a reporting unit is less than its carrying value.

Fiscal 2025. For our annual goodwill impairment test for fiscal 2025, given the length of time since our last quantitative assessment and considering the separation of the Studio Business from the Starz Business, we performed quantitative goodwill impairment assessments for all of our reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment), based on the most recent data and expected growth trends, using a combination of DCF analyses and market-based valuation methodologies to estimate the fair value of the Company’s reporting units. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 2.0% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 8.5% to 10.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units significantly exceeded the carrying values for all of our reporting units.

Management will continue to monitor all of its reporting units for further changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the global economy; consumer consumption levels of our content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of union strikes on our ability to produce, acquire and distribute our content; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. If our assumptions are not realized, it is possible that additional impairment charges may need to be recorded in the future.

Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of June 30, 2025, we had a valuation allowance of $1,510.4 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.

Our quarterly income tax provision and our corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, we adjust our income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our expected annual effective tax rate and in evaluating our tax positions.

Our effective tax rates differ from the U.S. federal statutory income tax rate and is affected by many factors, including the overall level of income (loss) before taxes and its mix across the jurisdictions in which we conduct operations, changes in tax laws and regulations, changes in valuation allowances against our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Consolidated Results of Operations from Continuing Operations

The following table sets forth our unaudited condensed consolidated results of operations from continuing operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture(1)	$267.3	$349.6	$(82.3)	(23.5)%
Television Production	288.5	241.1	47.4	19.7%
Total Studio Business	555.8	590.7	(34.9)	(5.9)%
Intersegment eliminations	(29.9)	(103.8)	73.9	(71.2)%
Total revenues	525.9	486.9	39.0	8.0%
Expenses:
Direct operating	339.0	287.9	51.1	17.7%
Distribution and marketing	118.1	93.3	24.8	26.6%
General and administration	70.2	95.9	(25.7)	(26.8)%
Depreciation and amortization	4.4	4.6	(0.2)	(4.3)%
Restructuring and other	4.8	27.7	(22.9)	(82.7)%
Total expenses	536.5	509.4	27.1	5.3%
Operating loss	(10.6)	(22.5)	11.9	(52.9)%
Interest expense	(68.7)	(63.5)	(5.2)	8.2%
Interest and other income	4.4	5.0	(0.6)	(12.0)%
Other losses, net	(17.0)	(1.4)	(15.6)	nm
Losses on extinguishment of debt	(1.0)	(3.7)	2.7	(73.0)%
Gain on investments, net	8.8	—	8.8	nm
Equity interests income (loss)	(1.2)	0.9	(2.1)	nm
Loss from continuing operations before income taxes	(85.3)	(85.2)	(0.1)	0.1%
Income tax provision	(6.4)	(5.6)	(0.8)	14.3%
Net loss from continuing operations	(91.7)	(90.8)	(0.9)	1.0%
Net income (loss) from discontinued operations, net of income taxes	(14.9)	27.7	(42.6)	nm
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(2.3)	3.7	(6.0)	nm
Net loss attributable to Lionsgate Studios Corp. shareholders	$(108.9)	$(59.4)	$(49.5)	83.3%
_______________________
nm - Percentage not meaningful.
(1)     During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $2.3 million was reclassified from the former Media Networks segment to the Motion Picture segment in the three months ended June 30, 2024 to conform to the current period presentation.

Revenues. Consolidated revenues increased $39.0 million in the three months ended June 30, 2025 reflecting lower intersegment eliminations of $73.9 million and an increase of $47.4 million from Television Productions, offset by a decrease of $82.3 million from Motion Picture. Intersegment eliminations relate to the licensing of products from our Studio Business to the former Media Networks segment prior to the Starz Separation.

Motion Picture revenue decreased $82.3 million due to lower television revenue, digital media home entertainment revenue and theatrical revenue, partially offset by increased international revenue.

Television Production revenue increased $47.4 million due to increased home entertainment digital revenue, international revenue, and domestic television revenue, which was offset by decreases from other revenue.

The decrease in intersegment eliminations of $73.9 million is due to lower Motion Picture and Television Production intersegment revenues from licenses of motion pictures and original series to the former Media Networks segment prior to the Starz Separation as discussed above. Following the Starz Separation, revenue from licenses to Starz are not eliminated from the Company’s consolidated results from continuing operations. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025		2024		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture(1)	$136.7	51.1%	$152.4	43.6%	$(15.7)	(10.3)%
Television Production	239.6	83.1	202.0	83.8	37.6	18.6%
Total Studio Business	376.3	67.7	354.4	60.0	21.9	6.2%
Other	5.4	nm	3.2	nm	2.2	nm
Intersegment eliminations	(42.7)	nm	(69.7)	nm	27.0	nm
	$339.0	64.5%	$287.9	59.1%	$51.1	17.7%
 _______________________
nm - Percentage not meaningful
(1)      Direct operating expenses for Motion Picture in the three months ended June 30, 2024 reflect the reclassification of $1.8 million from the former Media Networks segment to conform to the current period presentation.

Direct operating expenses increased in the three months ended June 30, 2025, primarily due to higher direct operating expenses for our Television Production segment, lower intersegment eliminations, and increased other direct operating expense, partially offset by a decrease in direct operating expense for our Motion Picture segment. The decrease in intersegment eliminations is primarily due to lower Motion Picture and Television Production intersegment revenue from licenses of motion pictures and original series, respectively, to the former Media Networks segment prior to the Starz Separation, as discussed above. The increase of expenses for the Television Production segment was due to increased Television Production revenues. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the three months ended June 30, 2025 and 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $5.4 million and $5.2 million, respectively, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in the three months ended June 30, 2024 includes a benefit from insurance recoveries on COVID related charges.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture(1)	$105.8	$82.8	$23.0	27.8%
Television Production	12.3	10.5	1.8	17.1%
Total Studio Business	$118.1	$93.3	$24.8	26.6%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$71.5	$51.3	$20.2	39.4%
______________________
(1) Motion Picture distribution and marketing expense in the three months ended June 30, 2024 reflects the reclassification of $0.7 million from the former Media Networks segment to conform to the current period presentation.
Distribution and marketing expenses increased in the three months ended June 30, 2025, primarily due to higher Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,				Change
	2025	% of Revenues	2024	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture(1)	$22.4		$29.2		$(6.8)	(23.3)%
Television Production	10.6		17.9		(7.3)	(40.8)%
Total Studio Business	33.0		47.1		(14.1)	(29.9)%
Corporate	32.1		33.3		(1.2)	(3.6)%
Share-based compensation expense	2.8		13.4		(10.6)	(79.1)%
Purchase accounting and related adjustments	2.3		2.1		0.2	9.5%
Total general and administrative expenses	$70.2	13.3%	$95.9	19.7%	$(25.7)	(26.8)%
______________________
(1)     Motion Picture general and administrative expenses in the three months ended June 30, 2024 reflect the     reclassification of $0.7 million from the former Media Networks segment to conform to the current period presentation.
General and administrative expenses decreased in the three months ended June 30, 2025, resulting from decreased share-based compensation expense and Studio Business general and administrative expenses. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses decreased $1.2 million, or 3.6%, primarily due to a decrease in incentive based compensation.

The decrease in share-based compensation expense included in general and administrative expense in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 is primarily due to lower fair values in the current period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$2.8	$13.4
Restructuring and other(1)	(1.1)	—
Total share-based compensation expense	$1.7	$13.4
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments during the three months ended June 30, 2025 and 2024 included the earned distributions accounted for as compensation within general and administrative expense, instead of noncontrolling interest, as such amounts are allocated to the holders' continued employment performance associated with the noncontrolling equity interests in 3 Arts Entertainment. Purchase accounting and related adjustments increased $0.2 million, due to lower earned distributions from 3 Arts Entertainment.

Depreciation and Amortization Expense. Depreciation and amortization of $4.4 million for the three months ended June 30, 2025 decreased $0.2 million from $4.6 million in the three months ended June 30, 2024 due to lower amortization of intangible assets expense of $0.2 million.

Restructuring and Other. Restructuring and other decreased $22.9 million in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the three months ended June 30, 2025 and 2024 (see Note 15 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$—	$18.0	$(18.0)	(100.0)%
Severance(2)	1.7	3.0	(1.3)	(43.3)%
Transaction and other costs(3)	3.1	6.7	(3.6)	(53.7)%
	$4.8	$27.7	$(22.9)	(82.7)%
_______________________
(1)Amounts in the three months ended June 30, 2024 include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company, primarily related to the integration of eOne. The lease impairments reflect a decline in market conditions since the inception of the leases impacting potential sublease opportunities, and represent the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease assets, and the carrying value.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended June 30, 2025 and 2024 reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and costs associated with legal and other matters. In the three months ended June 30, 2025 and 2024, amounts exclude transaction costs associated with the Starz Separation as such amounts are classified within discontinued operations. In the three months ended June 30, 2024, amounts include acquisition and integration costs related to the acquisition of eOne and the Studio Separation.

Interest Expense. Interest expense of $68.7 million in the three months ended June 30, 2025 increased $5.2 million from the three months ended June 30, 2024 due to higher average balances on variable rate corporate debt and film related obligations and a smaller benefit from the interest rate swaps, partially offset by slightly lower average interest rates. The following table presents the components of interest expense for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$4.2	$14.1
Term loans	2.0	20.8
Senior Notes	7.4	5.4
IP credit facilities(1)	21.8	—
Other(2)	29.4	15.2
	64.8	55.5
Amortization of debt issuance costs and other non-cash interest(3)	3.9	8.0
Total interest expense	$68.7	$63.5
 ______________________
(1)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.
(2)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, Film Library Facility, Backlog Facility and other, see Note 8 to our unaudited condensed consolidated financial statements), interest expense associated with our 3 Arts Entertainment Credit Facility and payments and receipts associated with the Company's interest rate swaps (see Note 18 to our unaudited condensed consolidated financial statements).
(3)Amounts include the amortization of unrealized losses in accumulated other comprehensive income related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our unaudited condensed consolidated financial statements).

Interest and Other Income. Interest and other income of $4.4 million for the three months ended June 30, 2025 decreased as compared to interest and other income of $5.0 million for the three months ended June 30, 2024 due to lower interest income.

Other Losses, net. Other losses, net of $17.0 million for the three months ended June 30, 2025 increased as compared to other losses, net of $1.4 million for the three months ended June 30, 2024. The increase was due to losses related to foreign currency during the three months ended June 30, 2025 as compared to gains related to foreign currency during the three months ended June 30, 2024, partially offset by a decrease in losses related to our monetization of accounts receivable programs (see Note 19 to our unaudited condensed consolidated financial statements).

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $1.0 million during the three months ended June 30, 2025 resulted from the write-off of debt issuance costs following the termination and then modification of our revolving credit facility as part of the Starz Separation. During the three months ended June 30, 2024, a loss on extinguishment of debt of $3.7 million was recorded for the write-off of debt issuance costs associated with the voluntary prepayment of Term Loan A and Term Loan B and the exchange of our senior notes. See Note 7 to our unaudited condensed consolidated financial statements.

Gain on Investments, net. Gain on investments, net of $8.8 million in the three months ended June 30, 2025 represented a gain on the sale of our equity method ownership interest in Spyglass and other investments. There was no comparable gain in the three months ended June 30, 2024.

Equity Interests Income (Loss). Equity interests loss of $1.2 million in the three months ended June 30, 2025 compared to equity interests income of $0.9 million in the three months ended June 30, 2024 is due to higher losses recognized during the current quarter.

Income Tax Provision. We had an income tax provision of $6.4 million in the three months ended June 30, 2025, compared to an income tax provision of $5.6 million in the three months ended June 30, 2024. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders. Net loss attributable to our shareholders for the three months ended June 30, 2025 was $108.9 million, or basic and diluted net loss per common share of $0.40 on 272.3 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended June 30, 2024 of $59.4 million, or basic and diluted net loss per common share of $0.24 on 245.6 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

The Company’s primary measure of segment performance is segment profit. Segment profit is defined as segment revenues, less segment direct operating and segment distribution and marketing expense, less segment general and administration expenses. Segment profit and total segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain benefits related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. Segment profit is a U.S. GAAP financial measure and is disclosed in Note 16 to our unaudited condensed consolidated financial statements.

We also present below our total segment profit for all of our segments. Total segment profit, when presented outside of the segment information and reconciliations included in Note 16 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.

The Company believes the presentation of total segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by the Company’s management and enables them to understand the fundamental performance of the Company’s businesses before non-operating items. Total segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company’s segments and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner, and segment profit and total segment profit as defined by the Company may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.

The following table reconciles the U.S. GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the three months ended June 30, 2025 and 2024. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based unaudited condensed consolidated statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses our unaudited condensed consolidated results of operations.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Operating loss	$(10.6)	$(22.5)	$11.9	(52.9)%
Corporate general and administrative expenses	32.1	33.3	(1.2)	(3.6)%
Adjusted depreciation and amortization	3.5	3.6	(0.1)	(2.8)%
Restructuring and other	4.8	27.7	(22.9)	(82.7)%
COVID-19 related benefit	—	(2.0)	2.0	(100.0)%
Unallocated rent cost included in direct operating expense	5.4	5.2	0.2	3.8%
Adjusted share-based compensation expense	2.8	13.4	(10.6)	(79.1)%
Purchase accounting and related adjustments	3.2	3.1	0.1	3.2%
Total segment profit	$41.2	$61.8	$(20.6)	(33.3)%

See Note 16 to our unaudited condensed consolidated financial statements for additional details on the reconciling line items presented above. Note 16 also includes reconciliations of depreciation and amortization and share-based compensation expense, as reported in our statements of operations, to the respective adjusted amounts shown above.

We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues and segment profit of our collective Studio Business.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture(1)	$267.3	$349.6	$(82.3)	(23.5)%
Television Production	288.5	241.1	47.4	19.7%
Total Studio Business	$555.8	$590.7	$(34.9)	(5.9)%
Intersegment eliminations	(29.9)	(103.8)	73.9	(71.2)%
	$525.9	$486.9	$39.0	8.0%
Segment Profit
Studio Business
Motion Picture(1)	$2.4	$85.2	$(82.8)	(97.2)%
Television Production	26.0	10.7	15.3	143.0%
Total Studio Business	$28.4	$95.9	$(67.5)	(70.4)%
Intersegment eliminations	12.8	(34.1)	46.9	nm
	$41.2	$61.8	$(20.6)	(33.3)%
________________________________
nm - Percentage not meaningful.
(1) During the first quarter of fiscal 2026, the Company began reflecting the results of operations of the streaming platform in India within Motion Picture as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the three months ended June 30, 2024 to conform to the current period presentation: (i) revenue of $2.3 million; (ii) direct operating expense of $1.8 million; (iii) distribution and marketing expense of $0.7 million; and (iv) general and administration expense of $0.7 million, which resulted in segment loss of $0.9 million reclassified.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture

The table below sets forth Motion Picture gross contribution and segment profit for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024 (1)	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$267.3	$349.6	$(82.3)	(23.5)%
Expenses:
Direct operating expense	136.7	152.4	(15.7)	(10.3)%
Distribution & marketing expense	105.8	82.8	23.0	27.8%
Gross contribution	24.8	114.4	(89.6)	(78.3)%
General and administrative expenses	22.4	29.2	(6.8)	(23.3)%
Segment profit	$2.4	$85.2	$(82.8)	(97.2)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$71.5	$51.3	$20.2	39.4%

Direct operating expense as a percentage of revenue	51.1%	43.6%

Gross contribution as a percentage of revenue	9.3%	32.7%
___________________________________

(1) During the first quarter of fiscal 2026, the Company began reflecting the results of operations of the streaming platform in India within Motion Picture as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the three months ended June 30, 2024 to conform to the current period presentation: (i) revenue of $2.3 million; (ii) direct operating expense of $1.8 million; (iii) distribution and marketing expense of $0.7 million; and (iv) general and administration expense of $0.7 million, which resulted in gross contribution of $0.2 million and segment loss of $0.9 million reclassified.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$27.6	$1.1	$28.7	$35.4	$0.6	$36.0	$(7.3)
Home Entertainment
Digital Media	66.1	41.7	107.8	100.4	39.7	140.1	(32.3)
Packaged Media	3.3	4.8	8.1	6.6	2.6	9.2	(1.1)
Total Home Entertainment	69.4	46.5	115.9	107.0	42.3	149.3	(33.4)
Television	29.8	5.6	35.4	82.4	5.6	88.0	(52.6)
International(3)	64.2	17.1	81.3	48.2	22.4	70.6	10.7
Other	3.1	2.9	6.0	2.7	3.0	5.7	0.3
	$194.1	$73.2	$267.3	$275.7	$73.9	$349.6	$(82.3)
____________________

(1)Lionsgate Original Releases: Includes titles originally planned for a wide theatrical release by Lionsgate, including titles that have changed from a planned wide theatrical release to an initial direct-to-streaming release. These releases include films developed and produced in-house, films co-developed and co-produced and films acquired or licensed from third parties. In addition, Lionsgate Original Releases also includes multi-platform and direct-to-platform motion pictures originally released or licensed by Lionsgate, and the licensing of our original release motion picture content to other ancillary markets (location-based entertainment, games, etc.).
(2)Other Film: Includes acquired and licensed brands and libraries originally released by other parties such as third-party library product, including our titles released by acquired companies prior to our acquisition of the company (i.e., Summit Entertainment library), and titles released with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.
(3)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $2.3 million was reclassified from the former Media Networks - Programming Revenues to Motion Picture - International - Other Film in the three months ended June 30, 2024 to conform to the current period presentation.

Theatrical revenue decreased $7.3 million in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decline of $13.7 million from Lionsgate Original multi-platform releases, driven by revenue in the prior year's quarter from The Strangers. This decrease was partially offset by an increase in revenue from the release of Ballerina: From the World of John Wick in the current quarter.

Home entertainment revenue decreased $33.4 million, or 22.4%, in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to lower digital media revenue of $32.3 million, primarily due to lower revenue generated from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases was lower by $34.3 million due to revenue in the prior year’s period from The Ministry of Ungentlemanly Warfare and Arthur the King, partially offset by revenue in the current quarter from Flight Risk.

Television revenue decreased $52.6 million, or 59.8%, in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 due to lower revenue generated from Lionsgate Original Releases in the current period from the fiscal 2025 theatrical slate titles with television windows opening, as compared to the fiscal 2024 theatrical slate titles with television windows opening during the prior year, which included significant revenue from The Hunger Games: The Ballad of Songbirds & Snakes.

International revenue increased $10.7 million, or 15.2%, in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 due to an increase from Lionsgate Original Releases of $16.0 million due to higher revenue generated from our theatrical slate titles released in the current quarter for Ballerina: From the World of John Wick and Shadow Force. The increase was partially offset by a decrease in revenue from our acquired library titles.

Direct Operating Expense. The decrease in direct operating expenses was due to lower Motion Picture revenue. The increase in direct operating expenses as a percentage of revenue is driven by the performance and costs of the titles released during the three months ended June 30, 2025. There were no write-downs in investments in film included in Motion Picture segment direct operating expense in the three months ended June 30, 2025, as compared to $0.3 million in the three months ended June 30, 2024.

Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended June 30, 2025 was due to higher theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. In the three months ended June 30, 2025 approximately $12.3 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $15.3 million in the three months ended June 30, 2024 in the Motion Picture segment.

Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended June 30, 2025 decreased as compared to the three months ended June 30, 2024 as a result of lower Motion Picture revenue and higher distribution and marketing expenses, partially offset by lower Motion Picture direct operating expenses.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2025 decreased $6.8 million, or 23.3%, primarily due to a decrease in incentive based compensation.

Television Production

The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$288.5	$241.1	$47.4	19.7%
Expenses:
Direct operating expense	239.6	202.0	37.6	18.6%
Distribution & marketing expense	12.3	10.5	1.8	17.1%
Gross contribution	36.6	28.6	8.0	28.0%
General and administrative expenses	10.6	17.9	(7.3)	(40.8)%
Segment profit	$26.0	$10.7	$15.3	143.0%

Direct operating expense as a percentage of revenue	83.1%	83.8%

Gross contribution as a percentage of revenue	12.7%	11.9%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$165.5	$160.2	$5.3	3.3%
International	46.3	35.5	10.8	30.4%
Home Entertainment
Digital	52.6	18.9	33.7	178.3%
Packaged Media	1.2	0.9	0.3	33.3%
Total Home Entertainment	53.8	19.8	34.0	171.7%
Other	22.9	25.6	(2.7)	(10.5)%
	$288.5	$241.1	$47.4	19.7%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended June 30, 2025 due to a greater number of television episodes delivered.

International revenue in the three months ended June 30, 2025 increased $10.8 million, or 30.4% as compared to the three months ended June 30, 2024 due to revenue from The Rookie Season 7 in the current quarter as compared to The Rookie Season 6 in the prior year's quarter.

Home entertainment revenue in the three months ended June 30, 2025 increased $34.0 million, or 171.7% as compared to the three months ended June 30, 2024 due to higher digital media revenues, which reflected significant revenue in the current quarter for The Chosen Season 5.

Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2025 increased $37.6 million, or 18.6% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue slightly decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year’s quarter.

Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2025 increased as compared to the three months ended June 30, 2024, due to increased television production revenue, partially offset by higher direct operating expenses.

General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $7.3 million, or 40.8%, primarily due to decreases in salaries and related expenses and incentive based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our liquidity and capital requirements in the three months ended June 30, 2025 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of June 30, 2025, we had cash and cash equivalents of $186.1 million.

As discussed in Starz Separation, on May 6, 2025 the Starz Separation was completed and as a result the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate.

In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”), were repaid in full and all commitments thereunder were terminated. The Company entered into a new credit agreement (the “Lionsgate Credit Agreement”) which provides for an $800.0 million senior secured revolving credit facility, which facility may be increased to a total amount not in excess of $1,200.0 million. The Company also assumed the Exchange Notes and pursuant to the terms thereof, the Company assumed and agreed to perform as primary obligor all obligations of the initial issuer under the Exchange Notes and the initial issuer, a wholly-owned subsidiary of Starz Entertainment Corp. was released and discharged.

Corporate Debt

Our corporate debt at June 30, 2025, excluding film related obligations discussed further below, consisted of the following:

•Lionsgate Credit Agreement: We have an $800.0 million revolving credit facility (with $20.0 million outstanding at June 30, 2025) due May 2030 (the “Revolving Credit Facility”), which facility may be increased to a total amount not in excess of $1,200.0 million, subject to the terms and conditions set forth therein. We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•Exchange Notes: We have $389.9 million outstanding of 6.0% senior notes due 2030 (the “Exchange Notes”).
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $314.5 million outstanding as of June 30, 2025. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility. In September 2024, as amended in November 2024, December 2024 and March 2025, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “LG IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $1.0 billion as of June 30, 2025 subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of June 30, 2025, $953.8 million was outstanding under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.
•3 Arts Credit Facility. On May 29, 2025 in preparation for the A & A purchase (see Note 3 to our unaudited condensed consolidated financial statements), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. As of June 30, 2025, $30.1 million was outstanding under the 3 Arts Credit Facility. Advances under the 3 Arts Credit Facility are payable at maturity, which is on May 29, 2029. As of June 30, 2025, there was $19.9 million available under the 3 Arts Credit Facility.

See Note 7 to our unaudited condensed consolidated financial statements for discussion of our corporate debt.

Film Related Obligations

We utilize our film related obligations to fund our film and television productions. Our film related obligations at June 30, 2025 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. As of June 30, 2025, there was $1,397.7 million outstanding under the production loans.
•Production Tax Credit Facility: At June 30, 2025, we had a $380.0 million non-recourse senior secured revolving credit facility due January 2028 based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of June 30, 2025, tax credit receivables amounting to $351.4 million represented collateral related to the Production Tax Credit Facility. As of June 30, 2025, there was $284.9 million outstanding under the Production Tax Credit Facility.
•Film Library Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the “Film Library Facility”) based on the collateral consisting solely of certain of our rights in certain acquired library titles. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. As of June 30, 2025, there was $66.9 million outstanding under the Film Library Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of June 30, 2025 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of June 30, 2025, there was $175.0 million outstanding under the Backlog Facility.
◦Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of June 30, 2025, there was $146.8 million outstanding under the “other” loans, with contractual repayment dates in July 2025 and October 2025. As of June 30, 2025, accounts receivable amounting to $52.1 million and contracted receivables not yet reflected as accounts receivable on the balance sheet as of June 30, 2025 amounting to $100.5 million represented collateral related to the “other” loans.

See Note 8 to our unaudited condensed consolidated financial statements for discussion of our film related obligations.

Accounts Receivable Monetization and Governmental Incentives

Our accounts receivable monetization programs include individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers.

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

See Note 19 to our unaudited condensed consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.

Uses of Cash

Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, the distribution and marketing of films and television programs, and general and administrative expenses. We also use cash for debt service (i.e., principal and interest payments) requirements, equity method or other equity investments, quarterly cash dividends when declared, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of or investment in businesses.

In addition, the Company has a redeemable noncontrolling interest balance of $87.4 million as of June 30, 2025 related to 3 Arts Entertainment, and $90.3 million included in other liabilities, noncurrent, representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest, which may require the use of cash in the event the holders of the noncontrolling interests require us to repurchase their interests (see Note 10 to our unaudited condensed consolidated financial statements).

We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases, and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, refinancings, or otherwise. Such repurchases or exchanges or refinancings, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases, or exchanges could result in a charge from the early extinguishment of debt. The amounts involved may be material.

Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. In addition to the cash requirements of any potential future redemption of our noncontrolling interests as discussed above, which we may fund with a combination of cash on hand, borrowings under our line of credit and/or new financing arrangements, we have other anticipated cash requirements outside of our normal operations.

In the short-term, we currently expect that our cash requirements for productions will be consistent, and our marketing spend will increase in fiscal 2026 as compared to fiscal 2025.

However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability from other financing obligations and available production or intellectual property financing, will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next 12 months and beyond, including the funding of future film and television production, film rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term through our cash flow from operations, our revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, 3 Arts Credit Facility, production loans, government incentive programs, the monetization of trade accounts receivable, our Production Tax Credit Facility, our Film Library Facility, our Backlog Facility, and other obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates and ongoing disruptions in financial markets and in commercial activity generally related to changes in monetary and fiscal policy, tariffs, United States political developments, geopolitical events and other sources of instability, could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of June 30, 2025 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of June 30, 2025 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$20.0	$—	$20.0
Exchange Notes	389.9	—	389.9
eOne IP Credit Facility	314.5	36.6	277.9
LG IP Credit Facility	953.8	100.0	853.8
3 Arts Credit Facility	30.1	—	30.1
Film related obligations(2)	2,071.3	1,521.8	549.5
Content related payables(3)	30.8	27.0	3.8
Operating lease obligations	387.5	60.0	327.5
	4,197.9	1,745.4	2,452.5
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	256.0	142.6	113.4
Interest payments(5)	470.6	155.5	315.1
Other contractual obligations	387.8	80.2	307.6
	1,114.4	378.3	736.1
Total future repayment of debt and other commitments under contractual obligations (6)	$5,312.3	$2,123.7	$3,188.6
 ___________________
(1)See Note 7 to our unaudited condensed consolidated financial statements for further information on our corporate debt.
(2)See Note 8 to our unaudited condensed consolidated financial statements for further information on our film related obligations.
(3)Content related payables include minimum guarantees and accrued licensed program rights obligations included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(4)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition.
(5)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at June 30, 2025, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $90.3 million included in other liabilities, noncurrent representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $87.4 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

For additional details of contingencies, see Note 17 to our unaudited condensed consolidated financial statements.

Discussion of Operating, Investing, Financing Cash Flows

Cash, cash equivalents and restricted cash decreased by $37.2 million for the three months ended June 30, 2025 and decreased by $129.0 million for the three months ended June 30, 2024, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows used in operating activities attributable to continuing operations for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,
	2025	2024	Net Change
	(Amounts in millions)
Net Cash Flows Used In Operating Activities - Continuing Operations	$(109.1)	$(215.3)	$106.2

Cash flows used in operating activities attributable to continuing operations for the three months ended June 30, 2025 were $109.1 million compared to cash flows used in operating activities attributable to continuing operations of $215.3 million for the three months ended June 30, 2024. The decrease in cash used in operating activities is primarily due to a decrease in cash used for operating assets and liabilities of $83.2 million. The decrease in cash used for operating assets and liabilities was driven by decreased cash used for investments in film and television programs, a decrease in accounts receivable resulting in greater proceeds received and a decrease in cash used for participations and residuals, partially offset by less proceeds from deferred revenue.

Investing Activities. Cash flows used in investing activities attributable to continuing operations for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Acquisition of businesses, net of cash acquired (see Note 3)	$(29.4)	$—
Proceeds from the sale of equity method investments	34.0	—
Investment in equity method investees and other	(1.7)	(2.0)
Distributions from equity method investees and other	0.2	—
Acquisition of assets (film library and related assets)	—	(35.0)
Capital expenditures	(3.5)	(4.1)
Net Cash Flows Used In Investing Activities - Continuing Operations	$(0.4)	$(41.1)

Cash flows used in investing activities attributable to continuing operations were $0.4 million for the three months ended June 30, 2025 compared to cash flows used in investing activities attributable to continuing operations of $41.1 million for the three months ended June 30, 2024. The decrease was primarily due to proceeds from the sale of our equity method investment in Spyglass, partially offset by cash used for the acquisition of businesses in the current period, as compared to the cash used for acquisitions of assets in the prior year period.

Financing Activities. Cash flows provided by financing activities attributable to continuing operations for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$696.4	$771.8
Debt - repurchases and repayments	(1,007.9)	(1,065.4)
Net repayments of debt	(311.5)	(293.6)

Film related obligations - borrowings	551.1	583.1
Film related obligations - repayments	(479.8)	(557.8)
Net proceeds of film related obligations	71.3	25.3

Cash settlement in connection with Starz Separation refinancing (see Note 7)	262.8	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	(3.5)	294.0
Other financing activities	(1.1)	(3.6)
Net Cash Flows Provided By Financing Activities - Continuing Operations	$18.0	$22.1

Cash flows provided by financing activities attributable to continuing operations were $18.0 million for the three months ended June 30, 2025 compared to cash flows provided by financing activities attributable to continuing operations of $22.1 million for the three months ended June 30, 2024. Cash flows provided by financing activities attributable to continuing operations for the three months ended June 30, 2025 primarily reflect net cash settlement received in connection with the Starz Separation refinancing, offset by total net repayments of $240.2 million related to debt and film obligations.

Cash flows provided by financing activities attributable to continuing operations of $22.1 million for the three months ended June 30, 2024 primarily reflects net proceeds from the sale of a noncontrolling interest in Legacy Lionsgate Studios of $294.0 million, offset by total net repayments of $268.3 million related to debt and film obligations. The net repayments included the prepayment of $84.9 million principal amount of the Term Loan A and $214.1 million principal amount of the Term Loan B and required repayments on our term loans, along with borrowings and repayments under the Old Lionsgate revolving credit facility for working capital purposes. Cash used for other financing activities of $3.6 million represented primarily tax withholding required on equity awards of $3.0 million.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 11 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.6 billion at June 30, 2025 (March 31, 2025 - $1.5 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at June 30, 2025 (March 31, 2025 - $1.1 billion).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency and Interest Rate Risk Management

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will continue to be used in the future in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. See Note 18 to our unaudited condensed consolidated financial statements for additional information on our financial instruments, and “Quantitative and Qualitative Disclosures About Market Risk” found in exhibit 99.1 to Legacy Lionsgate Studios’ Form 10-K.

Currency Rate Risk. We enter into forward foreign exchange contracts to hedge our foreign currency exposures on future production expenses denominated in various foreign currencies. These contracts are entered into with major financial institutions as counterparties. We are exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts at current market rates. We do not require collateral or other security to support these contracts.

Interest Rate Risk. At June 30, 2025, we had interest rate swap agreements to fix the interest rate on $876.6 million of variable rate SOFR-based debt. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, and 3 Arts Credit Facility and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility is a rate per annum equal to, at LGTV’s option, either Term SOFR (subject to a 0.00% floor) or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. Advances under the eOne IP Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $800.0 million, based on the applicable SOFR in effect as of June 30, 2025, each quarter point change in interest rates would result in a $3.1 million change in annual net interest expense on the revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, 3 Arts Credit Facility and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Film Library Facility, Backlog Facility and others) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 4.50% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.5 million in additional costs capitalized to the respective film or television asset for production loans, and a $1.7 million change in annual net interest expense (based on the outstanding principal amount of such loans).

As of June 30, 2025, our Exchange Notes had an outstanding carrying value of $382.0 million, and an estimated fair value of $338.2 million. A 1% increase in the level of interest rates would decrease the fair value of the Exchange Notes by approximately $16.5 million, and a 1% decrease in the level of interest rates would increase the fair value of the Exchange Notes by approximately $10.2 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2025:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	June 30, 2025
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$20.0	$—	$20.0	$20.0
Average Interest Rate	—%	—%	—%	—%	6.8%	—%
eOne IP Credit Facility(1)	25.5	34.0	34.0	34.0	187.0	—	314.5	314.5
Average Interest Rate	6.58%	6.58%	6.58%	6.58%	6.58%	—
LG IP Credit Facility(1)	75.0	100.0	100.0	100.0	578.8	—	953.8	953.8
Average Interest Rate	6.58%	6.58%	6.58%	6.58%	6.58%	—
3 Arts Credit Facility(1)	—	—	—	—	30.1	—	30.1	30.1
Average Interest Rate	—%	—%	—%	—%	6.83%	—
Film related obligations(2)	1,439.1	258.8	373.4	—	—	—	2,071.3	2,071.3
Average Interest Rate	5.89%	5.71%	5.84%	—	—	—
Fixed Rates:
Exchange Notes	—	—	—	—	—	389.9	389.9	338.2
Interest Rate	—	—	—	—	—	6.00%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	727.8	148.8	—	—	—	876.6	(3.7)
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, Backlog Facility and other, and Film Library Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 8 to our unaudited condensed consolidated financial statements for further information).
(3)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 3.45% to 4.10% with maturities from August 2026 to April 2027. See Note 18 to our unaudited condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2025, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2025.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. Due to the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, if any, related to each pending matter may be.

For a discussion of certain claims and legal proceedings, see Note 17 - Contingencies to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A. RISK FACTORS.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Some provisions of the Business Corporations Act (British Columbia) and the adoption of the rights plan may delay or prevent a change in control and may discourage bids for our common stock that shareholders consider favorable.

Under the Business Corporations Act (British Columbia) (the “BC Act”), the following powers are available to companies to make themselves potentially less vulnerable to hostile takeover attempts:

•any shareholder proposals must be signed by qualified shareholders who, together with the submitter, are, at the time of signing, registered owners or beneficial owners of shares that, in the aggregate, constitute at least one percent (1%) of the issued shares of a company that carry the right to vote at general meetings, or have a fair market value in excess of the prescribed amount and must have been received by such company at least three months before the anniversary of the previous year’s annual reference date;

•shareholders who hold in the aggregate at least 5% of the issued shares of a company that carry the right to vote at general meetings may requisition a general meeting of shareholders by following the procedures in the BC Act, in which case the directors are required to call a meeting for a date not more than four (4) months after the date the requisition is received and if they do not do so within 21 days after the date on which the requisition was received by such company, the requisitioning shareholders may send a notice of a general meeting to be held to transact the business stated in the requisition; and

•unless the articles state otherwise, directors may only be removed by a two-thirds (66 2/3%) majority vote by shareholders.

The BC Act also does not restrict related-party transactions for public companies; however, in Canada, takeover bids and related-party transactions of private and public companies are addressed in provincial securities legislation and policies.

Additionally, on May 6, 2025, our Board of Directors (the “Board”) declared a dividend of one common share purchase right (the “Right”) for each outstanding Company common share, and adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement dated as of May 7, 2025 (the “Rights Agreement”), by and between the Company and Computershare Investor Services, Inc., as rights agent. The dividend was payable on May 20, 2025 to Company stockholders of record as of the close of business on May 19, 2025. The Rights will expire on the earliest to occur of May 7, 2026 (or, if confirmed by resolution passed by a majority of the votes cast by shareholders present or represented by proxy at a meeting of Company shareholders to be held within one (1) year of the Rights Agreement, May 7, 2028), the Redemption Date (as defined in the Rights Agreement), the time at which the Board orders the exchange of the Rights or upon the consummation of a consensual merger, each as provided in the Rights Agreement.

The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board and could have the effect of discouraging, delaying or preventing a change in management or control over us that shareholders consider favorable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2025, New Lionsgate issued one Class A voting share, without par value, to Lionsgate pursuant to Section 4(a)(2) of the Securities Act. New Lionsgate did not register the issuance of the share under the Securities Act because such issuance did not constitute a public offering. This share was cancelled on May 6, 2025, in connection with the Plan of Arrangement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	5/7/2025
3.2	Notice of Articles	8-K	3.2	5/7/2025
4.1	Shareholder Rights Agreement, dated as of May 7, 2025, between Lionsgate Studios Corp. and Computershare Investor Services, Inc., which includes the form of Right Certificate as Exhibit A.	8-K	4.1	5/7/2025
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
xx	Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 11, 2025		Title:	Chief Financial Officer