Form 10-Q
period 2025-09-30
Lionsgate Studios Corp.
filed 2025-11-07
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________ to  ____________
Commission File No.: 001-42635
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 3, 2025
Common Shares, no par value per share	289,729,314 shares

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. “Risk Factors” herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Form 10-K, and this report.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: changes in our business strategy; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; weakness in the global economy and financial markets, including a recession, bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; the volatility of currency exchange rates; our ability to manage growth; the effects of competition on our future business; the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate or will operate in the future; international, national or local economic, social or political conditions that could adversely affect our business; the effectiveness of our internal controls and our corporate policies and procedures; changes in personnel and availability of qualified personnel; the volatility of the market price and liquidity of our common shares; and the other risks and uncertainties discussed under “Risk Factors” found under Part II, Item 1A. “Risk Factors” herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$202.4	$212.5
Accounts receivable, net	725.0	585.6
Other current assets	372.5	362.1
Assets of discontinued operations - current	—	75.8
Total current assets	1,299.9	1,236.0
Investment in films and television programs, net	2,139.5	1,994.2
Property and equipment, net	34.6	34.1
Investments	51.0	77.8
Intangible assets, net	28.2	20.8
Goodwill	845.2	808.5
Other noncurrent assets	760.9	827.1
Assets of discontinued operations - noncurrent	—	1,823.6
Total assets	$5,159.3	$6,822.1
LIABILITIES
Accounts payable	$283.1	$256.5
Content related payables - current	27.1	35.2
Accrued expenses and other current liabilities	203.0	228.8
Participations and residuals	588.6	642.5
Film related obligations - current	1,166.9	1,617.8
Debt - current	159.0	134.0
Deferred revenue - current	388.6	201.7
Liabilities of discontinued operations - current	—	350.8
Total current liabilities	2,816.3	3,467.3
Debt - noncurrent	1,771.5	1,838.9
Participations and residuals	402.9	409.3
Film related obligations - noncurrent	792.0	365.1
Other noncurrent liabilities	401.4	417.3
Deferred revenue	80.0	169.1
Deferred tax liabilities	11.8	12.9
Liabilities of discontinued operations - noncurrent	—	401.2
Total liabilities	6,275.9	7,081.1

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	114.2	93.7

EQUITY (DEFICIT)
Common shares, no par value, unlimited shares authorized, 289.6 shares issued (March 31, 2025 - nil)	2,442.1	—
Old Lionsgate Class A voting common shares, no par value (March 31, 2025 - 83.7 shares issued)	—	674.7
Old Lionsgate Class B non-voting common shares, no par value (March 31, 2025 - 156.8 shares issued)	—	2,522.1
Accumulated deficit	(3,756.9)	(3,534.1)
Accumulated other comprehensive income	53.4	72.6
Total Lionsgate Studios Corp. shareholders' equity (deficit)	(1,261.4)	(264.7)
Noncontrolling interests	30.6	(88.0)
Total equity (deficit)	(1,230.8)	(352.7)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,159.3	$6,822.1

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$475.1	$604.0	$1,001.0	$1,090.9
Expenses
Direct operating	300.3	473.5	639.3	761.4
Distribution and marketing	102.6	134.7	220.7	228.0
General and administration	88.1	87.6	158.2	183.6
Depreciation and amortization	4.4	4.2	8.8	8.8
Restructuring and other	25.7	4.7	30.5	32.4
Total expenses	521.1	704.7	1,057.5	1,214.2
Operating loss	(46.0)	(100.7)	(56.5)	(123.3)
Interest expense	(67.3)	(67.9)	(135.9)	(131.5)
Interest and other income	3.4	3.3	7.8	8.4
Other gains (losses), net	3.2	(13.8)	(13.9)	(15.1)
Loss on extinguishment of debt	(1.2)	(0.5)	(2.2)	(4.2)
Gain on investments, net	—	—	8.8	—
Equity interests income (loss)	(1.9)	(0.1)	(3.1)	0.8
Loss from continuing operations before income taxes	(109.8)	(179.7)	(195.0)	(264.9)
Income tax provision	(1.8)	(3.9)	(8.2)	(9.5)
Net loss from continuing operations, net of income taxes	(111.6)	(183.6)	(203.2)	(274.4)
Net income (loss) from discontinued operations, net of income taxes	(1.6)	5.8	(16.5)	33.5
Net loss	(113.2)	(177.8)	(219.7)	(240.9)
Net (income) loss attributable to noncontrolling interests	(0.3)	14.5	(2.7)	18.2
Net loss attributable to Lionsgate Studios Corp. shareholders	$(113.5)	$(163.3)	$(222.4)	$(222.7)

Amounts attributable to Lionsgate Studios Corp. shareholders:
Net loss from continuing operations	$(111.9)	$(169.1)	$(205.9)	$(256.2)
Net income (loss) from discontinued operations, net of tax	(1.6)	5.8	(16.5)	33.5
Net loss attributable to Lionsgate Studios Corp. shareholders	$(113.5)	$(163.3)	$(222.4)	$(222.7)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share - continuing operations	$(0.39)	$(0.68)	$(0.73)	$(1.04)
Basic net income (loss) per common share - discontinued operations	—	0.02	(0.06)	0.14
Basic net loss per common share	$(0.39)	$(0.66)	$(0.79)	$(0.90)

Diluted net loss per common share - continuing operations	$(0.39)	$(0.68)	$(0.73)	$(1.04)
Diluted net income (loss) per common share - discontinued operations	—	0.02	(0.06)	0.14
Diluted net loss per common share	$(0.39)	$(0.66)	$(0.79)	$(0.90)

Weighted average number of common shares outstanding:
Basic	289.2	249.3	280.8	247.5
Diluted	289.2	249.3	280.8	247.5
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss from continuing operations, net of income taxes	(111.6)	(183.6)	(203.2)	(274.4)
Foreign currency translation adjustments, net of tax	(7.9)	14.6	12.5	11.7
Net unrealized loss on cash flow hedges, net of tax	(9.6)	(15.2)	(20.3)	(19.8)
Comprehensive loss from continuing operations	(129.1)	(184.2)	(211.0)	(282.5)
Net income (loss) from discontinued operations, net of income taxes	(1.6)	5.8	(16.5)	33.5
Comprehensive loss	(130.7)	(178.4)	(227.5)	(249.0)
Net (income) loss attributable to noncontrolling interests	(0.3)	14.5	(2.7)	18.2
Comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(131.0)	$(163.9)	$(230.2)	$(230.8)

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Three Months Ended
	Lionsgate		Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares		Common Shares
	Number	Amount	Number	Amount	Number	Amount
Balance at June 30, 2025	285.8	2,424.3	—	$—	—	$—	$(3,643.1)	$70.9	$(1,147.9)	$29.9	$(1,118.0)
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	—	7.7	—	—	—	—	—	—	7.7	—	7.7
Share-based compensation post Starz separation, net	3.8	10.1	—	—	—	—	—	—	10.1	—	10.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(113.5)	—	(113.5)	0.7	(112.8)
Other comprehensive loss	—	—	—	—	—	—	—	(17.5)	(17.5)	—	(17.5)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Balance at September 30, 2025	289.6	$2,442.1	—	$—	—	$—	$(3,756.9)	$53.4	$(1,261.4)	$30.6	$(1,230.8)

Balance at June 30, 2024	—	—	83.6	$673.8	152.3	$2,490.4	$(3,242.7)	$93.1	$14.6	$(63.6)	$(49.0)
Exercise of stock options	—	—	—	—	0.1	0.3	—	—	0.3	—	0.3
Issuance of common shares related to acquisitions and other	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation, Lionsgate contribution post Separation, net	—	—	—	0.2	4.0	(7.0)	—	—	(6.8)	—	(6.8)
Noncontrolling interest reclassification	—	—	—	—	—	—	—	4.1	4.1	(5.2)	(1.1)
Net loss	—	—	—	—	—	—	(163.3)	—	(163.3)	(13.7)	(177.0)
Other comprehensive loss	—	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	9.6	—	9.6	—	9.6
Balance at September 30, 2024	—	$—	83.6	$674.0	156.4	$2,483.7	$(3,396.4)	$96.6	$(142.1)	$(82.5)	$(224.6)

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Six Months Ended
	Lionsgate		Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares		Common Shares
	Number	Amount	Number	Amount	Number	Amount
Balance at March 31, 2025	—	—	83.7	$674.7	156.8	$2,522.1	$(3,534.1)	$72.6	$(264.7)	$(88.0)	(352.7)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation prior to Starz separation, net	—	—	—	0.1	0.1	6.8	—	—	6.9	—	6.9
Issuance of common shares related to acquisitions and other	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	250.8	2,559.5	(83.7)	(675.0)	(156.9)	(2,529.1)	—	(19.2)	(663.8)	—	(663.8)
Issuance of Lionsgate common shares for LG Studios Flip and acquisition of noncontrolling interest in Lionsgate Studios	34.9	(124.6)	—	—	—	—	—	7.8	(116.8)	116.8	—
Share-based compensation post Starz separation, net	3.9	7.2	—	—	—	—	—	—	7.2	—	7.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Net income (loss)	—	—	—	—	—	—	(222.4)	—	(222.4)	2.6	(219.8)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	(7.8)	—	(7.8)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Balance at September 30, 2025	289.6	$2,442.1	—	$—	—	$—	$(3,756.9)	$53.4	$(1,261.4)	$30.6	$(1,230.8)

Balance at March 31, 2024	—	$—	83.6	$673.6	151.7	$2,474.4	$(3,576.7)	$116.0	$(312.7)	$2.2	$(310.5)
Exercise of stock options	—	—	—	—	0.1	0.3	—	—	0.3	—	0.3
Share-based compensation, net of share cancellations for taxes	—	—	—	0.4	4.6	9.0	—	—	9.4	—	9.4
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	—	—	—	—	—	—	393.7	(11.3)	382.4	(100.8)	281.6
Noncontrolling interests (see Note 10)	—	—	—	—	—	—	—	—	—	33.0	33.0
Net loss	—	—	—	—	—	—	(222.7)	—	(222.7)	(16.9)	(239.6)
Other comprehensive loss	—	—	—	—	—	—	—	(8.1)	(8.1)	—	(8.1)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	9.3	—	9.3	—	9.3
Balance at September 30, 2024	—	$—	83.6	$674.0	156.4	$2,483.7	$(3,396.4)	$96.6	$(142.1)	$(82.5)	$(224.6)
_________________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	September 30,
	2025	2024
Operating Activities:
Net loss	$(219.7)	$(240.9)
Less: Net income (loss) from discontinued operations, net of tax	(16.5)	33.5
Net loss from continuing operations, net of tax	(203.2)	(274.4)
Adjustments to reconcile net loss from continuing operations, net of tax to net cash provided by (used in) operating activities:
Depreciation and amortization	8.8	8.8
Amortization of films and television programs	412.6	494.3
Amortization of debt financing costs and other non-cash interest	5.7	17.5
Non-cash share-based compensation	25.0	31.5
Other non-cash items	31.2	28.5
Content and other impairments	9.8	18.5
Loss on extinguishment of debt	2.2	4.2
Equity interests (income) loss	3.1	(0.8)
Gain on investments, net	(8.8)	—
Deferred income taxes	0.5	11.3
Changes in operating assets and liabilities:
Accounts receivable, net	116.0	317.4
Investment in films and television programs, net	(580.3)	(858.9)
Other assets	55.2	(6.4)
Accounts payable and accrued liabilities	(75.4)	(122.5)
Participations and residuals	(63.2)	(57.3)
Content related payables	(13.0)	(10.6)
Deferred revenue	60.7	237.5
Net Cash Flows Used In Operating Activities - Continuing Operations	(213.1)	(161.4)
Net Cash Flows Provided By (Used In) Operating Activities - Discontinued Operations	78.1	(79.5)
Net Cash Flows Used In Operating Activities	(135.0)	(240.9)
Investing Activities:
Acquisition of businesses, net of cash acquired (see Note 3)	(29.4)	—
Net proceeds from purchase price adjustments for eOne acquisition	—	12.0
Proceeds from the sale of equity method and other investments	34.0	—
Acquisition of assets (film library and related assets)	—	(35.0)
Investment in equity method investees and other	(2.3)	(2.0)
Distributions from equity method investees and other	0.3	—
Capital expenditures	(6.7)	(8.6)
Net Cash Flows Used In Investing Activities - Continuing Operations	(4.1)	(33.6)
Net Cash Flows Used In Investing Activities - Discontinued Operations	(1.5)	(9.6)
Net Cash Flows Used In Investing Activities	(5.6)	(43.2)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	1,728.5	2,537.5
Debt - repurchases and repayments	(1,779.0)	(2,569.0)
Film related obligations - borrowings	1,411.5	1,152.7
Film related obligations - repayments	(1,447.7)	(1,236.0)
Cash settlement in connection with Starz Separation refinancing (see Note 7)	262.8	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	(3.5)	283.1

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Purchase of noncontrolling interest	—	(7.4)
Distributions to noncontrolling interest	(2.0)	(0.6)
Exercise of stock options	—	0.3
Tax withholding required on equity awards	(13.4)	(28.6)
Net Cash Flows Provided By Financing Activities - Continuing Operations	157.2	132.0
Net Cash Flows Provided By (Used In) Financing Activities - Discontinued Operations	(22.3)	67.7
Net Cash Flows Provided By Financing Activities	134.9	199.7
Net Change In Cash, Cash Equivalents and Restricted Cash	(5.7)	(84.4)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	1.0	2.3
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	291.6	371.4
Cash, Cash Equivalents and Restricted Cash - End Of Period	$286.9	$289.3

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

Prior to the Starz Separation, as further discussed below, Lions Gate Entertainment Corp. (formerly listed on the New York Stock Exchange (“NYSE”): LGF.A, LGF.B) (“Old Lionsgate”) encompassed the motion picture and television studio operations (formerly referred to as the “Studio Business”) and following the Studio Separation, as discussed in Note 3, Lionsgate Studios Corp. (formerly listed on the NASDAQ Global Select Market (“NASDAQ”): LION) (“Legacy Lionsgate Studios”), and the STARZ premium global subscription platform.

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

Starz Separation

On May 6, 2025, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”), the separation of the businesses of Legacy Lionsgate Studios, of which Old Lionsgate owned approximately 87.8%, and the Starz Business (the “Starz Separation”) was completed. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 2).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. The Starz Business is reflected as discontinued operations in the financial statements following the completion of the Starz Separation. See Note 2 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the completion of the Starz Separation and related transactions, pre-transaction Old Lionsgate holding Class A voting shares (“Old Lionsgate Class A Shares”) received one and twelve one-hundredths (1.12) Lionsgate new common shares (“Lionsgate Common Shares”) and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares (“Starz Common Shares”) per Class A voting share held and pre-transaction Old Lionsgate holding Class B non-voting shares (“Old Lionsgate Class B Shares”) received one Lionsgate Common Share and one Starz Common Share per Class B non-voting share held. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios common share, without par value (“Legacy Lionsgate Studios Common Shares”), they held, a number of Lionsgate Common Shares equal to the product of the Lionsgate Studios Consideration Shares (as defined below) divided by the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation and held by Legacy Lionsgate Studios shareholders other than Old Lionsgate (such shares, the “LG Studios Flip Shares” and such ratio, the “LG Studios Reorganization Ratio”). The LG Studios Consideration Shares equals the aggregate number of Legacy Lionsgate Studios Common Shares obtained when the LG Studios Flip Percentage (as defined below) is multiplied by the quotient of (a) the aggregate number of Lionsgate Common Shares issued to Lionsgate shareholders divided by (b) 1 minus the LG Studios Flip Percentage. The LG Studios Flip Percentage equals the quotient, expressed as a percentage, of (1) the LG Studios Flip Shares divided by (2) the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation. Such transactions by Legacy Lionsgate Studios shareholders are collectively referred to as the “LG Studios Flip”.

Each of Lionsgate and Starz Entertainment Corp. have a single class of “one share, one vote” common shares.

Following completion of the Starz Separation, Lionsgate Common Shares began trading under the symbol “LION” on the NYSE and Starz Common Shares began trading under the symbol “STRZ” on NASDAQ. Old Lionsgate Class A Shares and Old Lionsgate Class B Shares were withdrawn from listing on NYSE and Legacy Lionsgate Studios Common Shares were withdrawn from listing on NASDAQ.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. The balance sheet as of March 31, 2025 has been derived from the audited financial statements of Old Lionsgate, at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included as Exhibit 99.1 to the Legacy Lionsgate Studios Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025 (the “Form 10-K”).

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Information

The Company has two reportable segments. The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the CODM. The CODM uses segment profit to evaluate the operating performance of the Company’s segments, to inform decisions for planning and forecasting, and for the allocation of resources.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as described in its consolidated financial statements as of March 31, 2025 and 2024 and for each of the three years in the period ended March 31, 2025 included as Exhibit 99.1 to Legacy Lionsgate Studios Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Business Combinations: In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”). This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Instruments: In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. In addition, it allows entities to consider collection activity after the balance sheet date when developing estimates of expected credit losses. The provisions differ from current U.S. GAAP as current guidance requires an entity to consider adjustments to historical credit loss experience to reflect the extent to which management expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. This ASU is effective for annual reporting periods beginning after December 15, 2025, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2027 and interim reporting periods beginning in fiscal 2027, with early adoption permitted. Entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and disclosures.

2. Discontinued Operations

As described in Note 1, on May 6, 2025, the Starz Separation was completed. The Starz Business, previously presented as the Media Networks segment of Old Lionsgate, is presented as discontinued operations within these unaudited condensed consolidated financial statements.

Income (loss) from discontinued operations of the Starz Business consists of the following:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2024	2025	2024
	(Amounts in millions)
Revenues	$344.6	$127.3	$692.4
Expenses:
Direct operating	169.7	71.7	311.0
Distribution and marketing	98.3	26.3	203.5
General and administration	21.8	10.0	45.4
Depreciation and amortization	41.3	19.6	82.8
Restructuring and other	1.4	15.1	(3.8)
Total expenses	332.5	142.7	638.9
Operating income (loss)	12.1	(15.4)	53.5
Interest expense	(6.4)	(0.4)	(11.7)
Interest and other income	—	—	0.1
Other expenses	(1.9)	(0.6)	(3.7)
Loss on extinguishment of debt	—	—	(2.2)
Income (loss) from discontinued operations before income taxes	3.8	(16.4)	36.0
Income tax benefit (provision)	2.0	(0.1)	(2.5)
Net income (loss) from discontinued operations, net of income taxes	$5.8	$(16.5)	$33.5

Financial results of the Starz Business for the six months ended September 30, 2025 are through the date of the Starz Separation, May 6, 2025.

General and administrative corporate overhead costs previously allocated to the Starz Business in the three and six months ended September 30, 2024, of $2.5 million and $6.8 million, respectively, do not meet the criteria to be presented as discontinued operations and are therefore excluded from amounts presented above. Expenses incurred directly attributable to the Starz Separation, including legal, accounting and tax advisory services, are reflected as discontinued operations, including $1.6 million and $7.9 million for the three and six months ended September 30, 2025, respectively.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations include only interest and related expenses associated with debt obligations that were directly attributable to the Starz Business or remained with Starz following the completion of the Starz Separation. This includes the Existing Notes which were issued by a Starz entity, and to the extent not exchanged for Senior Notes, as further described in Note 7, remained with Starz, along with any other film related and other obligations directly related to the Starz Business. No other interest expense was allocated to discontinued operations.

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

Continuing involvement with Starz Entertainment Corp.

Transition Services Agreement. In connection with the Starz Separation, the Company and Starz entered into a transition services agreement pursuant to which the Company and Starz provide to each other, on an interim, transitional basis, various services, such as services related to production (such as music creative/supervision), finance, accounting, legal, information technology, human resources, investor relations, employee benefits and other services, for periods generally up to thirteen (13) months following the completion of the Starz Separation. During the three and six months ended September 30, 2025, the Company recognized $0.3 million and $0.5 million, respectively, of transition services agreement reimbursement as a reduction to general and administration expense within these unaudited condensed consolidated financial statements.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Content Licensing. Following the Starz Separation, the Company and Starz will continue to be parties to certain commercial agreements, including: (i) master originals content licensing agreements that will license subscription video on demand ("SVOD") and pay television rights to Starz for certain of the Company’s owned first-run original series for the U.S. and Canada; (ii) library license agreements that will license SVOD and pay television rights to Starz for certain of the Company’s owned library series and film content for the U.S. and Canada; (iii) a multiyear pay-one television output arrangement, granting Starz an exclusive U.S. pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S.; and (iv) a distribution agreement authorizing the Company to globally distribute on an exclusive basis off-platform linear, on-demand, and transactional rights to certain original series owned by Starz (subject to holdbacks to preserve periods of exclusivity for Starz’s platforms). The agreements have varying terms, with certain library license agreements currently extending through at least 2036 and the pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S. running through at least 2028. The Company’s net loss from continuing operations for the three and six months ended September 30, 2025 includes $33.7 million and $116.1 million, respectively, of revenue from licensing agreements with Starz. Following the Starz Separation, the Company received $104.7 million and $165.0 million, respectively, from Starz related to the licensing agreements during the three and six months ended September 30, 2025.

3. Acquisitions

A & A Acquisition

On May 30, 2025, 3 Arts Entertainment LLC, (“3 Arts”), the Company’s talent management and television/film production company, purchased a 51% ownership in A & A Management Group LLC, (“A & A”), a full service sports and entertainment management company for $24.5 million of cash consideration and up to $6.8 million of additional consideration based on specified EBITDA thresholds through the fiscal year ending March 31, 2027. The acquisition was accounted for under the acquisition method of accounting, with the results of A & A included in the Company’s consolidated results from May 30, 2025. During the three months ended September 30, 2025, based upon management's estimates, the Company finalized the valuation of the acquisition and allocated $29.4 million to goodwill, with the remainder primarily allocated to the fair values of intangible assets, cash and cash equivalents, accounts receivables and other liabilities, and $19.6 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders’ 49% equity interest in A & A (see Note 10). The goodwill recorded as part of this acquisition arises from the key relationships in the sports and entertainment industry and is included in the Television Production segment (see Note 6). The goodwill will not be amortized for financial reporting purposes but will be deductible for federal tax purposes.

Acquired Library

On June 5, 2024, the Company invested approximately $35.0 million for a 51% members' interest in a newly formed limited liability company, CP LG Library Holdings, LLC (“CP LG”), with the Company designated as the managing member of CP LG. CP LG used the funds received from the Company, along with funds invested by the 49% member, to acquire a library of 46 films for approximately $68.6 million. Also on June 5, 2024, the Company entered into a distribution agreement with CP LG to distribute the titles in the acquired library. CP LG’s purchase included the film library (of which $48.3 million of the purchase price was allocated to investment in film and television programs for the film library), accounts receivable and certain liabilities associated with the film library, most notably participations and residuals liabilities.

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

As of September 30, 2025, the unaudited condensed consolidated balance sheet includes assets and liabilities of CP LG totaling $64.2 million (which is primarily comprised of investment in film and television programs) and $4.5 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Period Business Combination Agreement

On May 13, 2024, Old Lionsgate consummated the business combination agreement (the “Business Combination Agreement”) with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“StudioCo”) and other affiliates of SEAC (the “Closing”). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Legacy Lionsgate Studios”) and continued the existing business operations of StudioCo, which consisted of the Studio Business of Old Lionsgate. The “Studio Business” consists of the businesses of Old Lionsgate’s Motion Picture and Television Production segments, together with substantially all of Old Lionsgate’s corporate general and administrative functions and costs. Legacy Lionsgate Studios became a separate publicly-traded company, and its common shares commenced trading on NASDAQ under the symbol “LION” on May 14, 2024.

In connection with and prior to the Business Combination, Old Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Studio Separation”).

Immediately following the Business Combination through immediately prior to the Starz Separation, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while 12.2% were owned by former SEAC public shareholders, SEAC founders and common equity financing investors. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. Net proceeds of $278.2 million, inclusive of transaction costs that remained accrued at March 31, 2025 and which were paid during the six months ended September 30, 2025 totaling $3.5 million, were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt (see Note 7 Other Prior Period Debt Transactions for further detail).

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

In connection with the Business Combination, 2,200,000 options (the “Sponsor Options”) to receive Legacy Lionsgate Studios common shares, were issued to certain noncontrolling interest holders, with an exercise price of $0.0001 per share. The Sponsor Options would become exercisable (i) on or after the date on which the trading price of Legacy Lionsgate Studios common shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a Change of Control (as defined in the sponsor option agreement) occurs, subject to certain conditions. The Company recorded the Sponsor Options as part of the noncontrolling interest.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Starz Separation, Legacy Lionsgate Studios amended the sponsor option agreement to include the Company as a party to the agreement and converted the Sponsor Options into options to purchase the Company’s common shares, see Note 13.

4. Investment in Films and Television Programs

The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs is as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,026.6	$992.4
Completed and not released	251.3	135.1
In progress	759.9	779.5
In development	101.7	87.2
Investment in films and television programs	$2,139.5	$1,994.2

At September 30, 2025, acquired film and television libraries have remaining unamortized costs of $222.8 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted-average remaining period of approximately 12.9 years (March 31, 2025 - unamortized costs were $235.7 million).

Amortization of investment in film and television programs was $188.2 million and $412.6 million for the three and six months ended September 30, 2025, respectively, and was included in direct operating expense in the unaudited condensed consolidated statements of operations (three and six months ended September 30, 2024 - amortization was $279.4 million and $494.3 million, respectively).

Impairments. Investment in films and television programs include write-downs to fair value. Impairments that are recorded to direct operating expense are included in amortization expense. The following table sets forth impairments by segment and the line item on the unaudited condensed consolidated statement of operations for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	—	18.3	—	18.5
Television Production	1.5	—	1.5	—
Impairments not included in segment operating results(2):
Included in restructuring and other	8.6	(0.5)	8.6	(0.5)
	$10.1	$17.8	$10.1	$18.0
________________
(1)     Impairments included in direct operating expense are included in the amortization expense amounts as disclosed above.
(2)     Impairments included in restructuring and other represents write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. See Note 15 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Investments

The Company’s investments consisted of the following:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Investments in equity method investees	$41.3	$68.1
Other investments(1)	9.7	9.7
	$51.0	$77.8
________________
(1) Other investments represent equity investments without readily determinable fair values.

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

Sale of Equity Method Investment:

On April 17, 2025, the Company sold its equity method ownership interest in Spyglass, a global premium content company, for $31.9 million, resulting in a $3.1 million gain recorded within gain on investments on the Company's unaudited condensed consolidated statement of operations during the six months ended September 30, 2025. The Company received proceeds of $28.9 million upon closing on May 17, 2025, with the remaining amount due to the Company on the first anniversary of the closing date.

6. Goodwill

Changes in the carrying value of goodwill by reportable segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2025	$396.9	$411.6	$808.5
Business acquisitions(1)	—	35.6	35.6
Measurement period adjustments(2)	—	1.1	1.1
Balance as of September 30, 2025	$396.9	$448.3	$845.2
________________
(1) In addition to the acquisition of A & A (see Note 3), during the six months ended September 30, 2025, the Company acquired a controlling equity interest in OManagement, a talent agent firm, resulting in a $7.3 million allocation to goodwill.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)    Measurement period adjustments for the acquisition of A & A reflect an increase to goodwill of $1.1 million resulting from a net decrease in the estimated fair value of the net assets acquired.

7. Debt

Total debt of the Company, excluding film related obligations, as of September 30, 2025 and March 31, 2025 was as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A(1)	$—	$314.4
Senior Notes	389.9	389.9
eOne IP Credit Facility	303.4	323.0
LG IP Credit Facility	1,250.0	978.8
3 Arts Credit Facility	30.7	—
Total corporate debt	1,974.0	2,006.1
Unamortized debt issuance costs	(43.5)	(33.2)
Total debt, net	1,930.5	1,972.9
Less current portion	(159.0)	(134.0)
Noncurrent portion of debt	$1,771.5	$1,838.9
_______________________
(1)As further described below and in Note 1, in connection with the Starz Separation, all outstanding principal, interest and fees under the Old Lionsgate Credit Agreement (comprised of the previous Revolving Credit Facility and Term Loan A) were repaid in full.
Starz Separation:

On May 6, 2025, in connection with the Starz Separation, the Company fully repaid all outstanding principal, interest and fees under the credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”). This included the repayment of $314.4 million in principal under Term Loan A and $255.0 million in principal under the previous revolving credit facility. All commitments thereunder were terminated. These repayments were made in part using net proceeds from a new Starz credit agreement that was entered into by Starz just prior to the closing of the Starz Separation.

In addition, the Company entered into a new credit agreement (the “Lionsgate Credit Agreement”) with Lions Gate Television Inc. (“LGTV”), as borrower, the guarantors referred to therein, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent. See Lionsgate Credit Agreement (Revolving Credit Facility) below for further information. Further, LGTV assumed Senior Notes by way of supplemental indenture (the “Supplemental Indenture”). See Senior Notes (Exchange Notes) below for further information.

Lionsgate Credit Agreement (Revolving Credit Facility)

Revolving Credit Facility Availability of Funds & Commitment Fee. The Lionsgate Credit Agreement provides an $800.0 million senior secured revolving credit facility, which may be increased up to $1,200.0 million, subject to the terms and conditions set forth therein. Availability of funds under the Lionsgate Credit Agreement is subject to a borrowing base, and as of September 30, 2025, $800.0 million was available. LGTV is required to pay a commitment fee of 0.375% per annum on the unused portion of the facility.

Maturity Date. Following completion of the Starz Separation, the Lionsgate Credit Agreement and commitments thereunder will mature on May 6, 2030.

Interest. Borrowings under the Lionsgate Credit Agreement bear interest at a rate per annum equal to, at LGTV’s option, either Term SOFR (subject to a 0.00% floor) or a base rate, plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans (effective interest rate of 6.63% as of September 30, 2025, before the impact of interest rate swaps, see Note 18 for interest rate swaps).

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Security. LGTV’s obligations under the Lionsgate Credit Agreement are guaranteed by the Company and substantially all of its wholly-owned restricted subsidiaries and secured by substantially all assets of LGTV and the guarantors, in each case subject to certain customary exceptions.

Covenants. The Lionsgate Credit Agreement includes customary affirmative and negative covenants that, subject to certain significant exceptions, limit the ability of the Company and its restricted subsidiaries to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales or acquisitions, pay dividends or other restricted payments and conduct transactions with affiliates. In addition, the Lionsgate Credit Agreement requires the Company to maintain a Liquidity Ratio (as defined in the Lionsgate Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2025, the Company was in compliance with all applicable covenants.

Events of Default. The Lionsgate Credit Agreement includes customary events that would constitute an Event of Default, including a change in control. Upon the occurrence of an Event of Default, the lender may terminate any remaining commitments and declare all outstanding principal and accrued interest to become immediately due and payable. In addition, the administrative agent may demand payment, as cash collateral, equal to the full amount available under any letter of credit, regardless of whether any draws or other demands for payment have been made.

Senior Notes (Exchange Notes)

On May 8, 2024, an indirect, wholly-owned subsidiary of Old Lionsgate issued 5.5% senior notes for an aggregate principal amount of $389.9 million that were scheduled to mature on April 15, 2029 (the “Senior Notes”) in exchange for an equivalent amount of the existing 5.5% senior notes due 2029 (the “Existing Notes”).

In connection with the completion of the Starz Separation, LGTV assumed the Senior Notes through a Supplemental Indenture. Pursuant to the terms of the Supplemental Indenture, LGTV agreed to assume and perform all obligations of the initial issuer under the Senior Notes, as primary obligor, and the initial issuer was released and discharged from all obligations thereunder.

Certain Existing Notes not exchanged for Senior Notes, with a principal amount of $325.1 million as of March 31, 2025 remained with Starz following the Starz Separation and are therefore presented as discontinued operations, see Note 2.

Maturity Date. Following completion of the Starz Separation, the Senior Notes mature on April 15, 2030.

Interest. Following completion of the Starz Separation, the Senior Notes bear interest at 6.00% per annum payable semi-annually.

Security. LGTV’s obligations under the original and Supplemental Indenture are guaranteed by the Company and affiliated grantors. The Company and grantors pledged substantially all existing and future owned assets, in each case subject to certain customary exceptions.

Covenants. The Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of September 30, 2025, the Company was in compliance with all applicable covenants.

Optional Redemption. The Company may redeem the Senior Notes, in whole or in part, at any time or from time to time, at specified redemption prices plus accrued and unpaid interest, if any, up to but excluding the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) Until, but excluding, the one-year anniversary of the Separation Closing Date, as defined in the indenture to the Senior Notes - 103.0%; (ii) on or after the one-year anniversary of the Separation Closing Date until, but excluding the two-year anniversary thereof - 102.0%; (iii) on or after the two-year anniversary of the Separation Closing Date until, but excluding the three-year anniversary thereof - 101.0%; (iv) on or after the three-year anniversary of the Separation Closing Date and thereafter - 100%.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders all of the Senior Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Capacity to Pay Dividends. As of September 30, 2025, the capacity to pay dividends under the Lionsgate Credit Agreement and the Senior Notes significantly exceeded the Company’s accumulated deficit balance or net loss from continuing operations, and therefore the Company’s net loss from continuing operations for the six months ended September 30, 2025 of $203.2 million and accumulated deficit as of September 30, 2025 of $3,756.9 million were deemed free of restrictions from paying dividends as of September 30, 2025.

eOne IP Credit Facility:

In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility is subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.38% as of September 30, 2025, before the impact of interest rate swaps, see Note 18). As of September 30, 2025, there was no available borrowing capacity under the eOne IP Credit Facility. The eOne IP Credit Facility matures on July 3, 2029.

LG IP Credit Facility:

In September 2024, certain subsidiaries of the Company entered into a $455.0 million senior secured amortizing term credit facility (the “LG IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million, and in March 2025, the Company closed an amendment which increased the maximum principal amount of the LG IP Credit Facility to $1.0 billion. On September 26, 2025, the Company closed an amendment which increased the maximum principal amount of the LG IP Credit Facility to $1.25 billion, which continues to be subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries.

The Company is subject to quarterly required principal payments of 2.5% of the applicable aggregate outstanding principal amount, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.38% as of September 30, 2025, before the impact of interest rate swaps, see Note 18). As of September 30, 2025, there was no available borrowing capacity under the LG IP Credit Facility. A portion of the proceeds were used to fully repay and terminate the Film Library Facility (see Note 8). The LG IP Credit Facility matures on September 30, 2029.

3 Arts Credit Facility:

On May 29, 2025 in preparation for the A & A purchase (see Note 3), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. The 3 Arts Credit Facility also contains certain customary affirmative and negative covenants that are customary for similar financings. Payable at maturity, advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans (effective interest rate of 6.63% as of September 30, 2025, before the impact of interest rate swaps, see Note 18 for interest rate swaps). The borrower will pay a commitment fee equal to 0.35% per annum in respect of unutilized commitments thereunder. As of September 30, 2025, there was $19.3 million available under the 3 Arts Credit Facility. The 3 Arts Credit Facility matures on May 29, 2029.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Prior Period Debt Transactions:

During the six months ended September 30, 2024, the Company used proceeds from the Business Combination to prepay $84.9 million of Term Loan A and $214.1 million of Term Loan B principal amounts, including accrued and unpaid interest on both loans and used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the Term Loan B, including accrued and unpaid interest.

Loss on Extinguishment of Debt:

During the three and six months ended September 30, 2025 and 2024, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Loss on Extinguishment of Debt:
Senior Notes exchange(1)	$—	$—	$—	$(2.7)
Term Loan A and B prepayments(2)	—	(0.5)	—	(1.5)
Revolving Credit Facility(3)	—	—	(1.0)	—
Film Related Obligations prepayment(4)	(1.2)	—	(1.2)	—
	$(1.2)	$(0.5)	$(2.2)	$(4.2)
________________
(1)The 5.5% Senior Notes Exchange that occurred during the six months ended September 30, 2024 was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the unamortized debt issuance costs are being amortized over the applicable term of the debt and the third-party costs attributable to continuing operations of $2.7 million were expensed as a loss on extinguishment of debt in the six months ended September 30, 2024. As discussed in Note 2, discontinued operations includes interest and other related expenses associated with debt positions that remained with Starz following the completion of the Starz Separation, specifically the Existing Notes that were not exchanged for Senior Notes.
(2)The prepayments during the three and six months ended September 30, 2024 were voluntary prepayments, allowable under the agreement with no penalty. The repayments were treated as extinguishments and all unamortized debt issuance costs were written off as losses on extinguishment.
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
(4)Represents issuance costs written off in connection with the early prepayment and termination of the Film Library Facility (see Note 8).

8. Film Related Obligations

Total film related obligations as of September 30, 2025 and March 31, 2025 were as follows:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Film related obligations:
Production Loans	$1,354.3	$1,395.4
Production Tax Credit Facility	312.6	280.0
Backlog Facility and Other	303.6	238.9
Film Library Facility	—	75.9
Total film related obligations	1,970.5	1,990.2
Unamortized issuance costs	(11.6)	(7.3)
Total film related obligations, net	1,958.9	1,982.9

Less current portion	(1,166.9)	(1,617.8)
Total film related obligations - noncurrent	$792.0	$365.1

Production Loans:

Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.81% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,127.3 million are secured by collateral which consist of the underlying rights related to the intellectual property (i.e., film or television show), and $227.0 million are unsecured as of September 30, 2025.
Production Tax Credit Facility:

In January 2021, as amended in May 2025, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) which is collateralized solely by certain of the Company’s tax credit receivables. As of September 30, 2025, the Production Tax Credit Facility had a maximum principal amount of $380.0 million, subject to the availability of eligible collateral. Collateral eligibility is determined based on specified percentages of amounts payable to the Company by governmental authorities under tax incentive laws in certain jurisdictions related to the production or exploitation of motion pictures and television programming in such jurisdictions. Cash collections from the tax credit receivables are used to repay outstanding borrowings under the facility. As of September 30, 2025, $382.1 million in tax credit receivables served as collateral and $67.4 million remained available for borrowing. Advances under the facility bear interest at either (i) SOFR plus 0.10% plus 1.50% per annum, or (ii) the base rate plus 0.50% per annum, resulting in an effective interest rate of 5.73% as of September 30, 2025. The Production Tax Credit Facility matures on January 27, 2028.

Film Library Facility:

In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “Film Library Facility”). The facility was collateralized exclusively by the Company’s rights in certain acquired film library titles. The maximum principal amount available under the Film Library Facility was $161.9 million, subject to the valuation of eligible collateral, which was based on projected cash flows from the libraries. Repayment of the facility was funded through cash flows generated from the exploitation of these rights, and was subject to cumulative minimum guaranteed payment amounts. During September 2025, the remaining outstanding balance of $59.7 million was fully repaid and all commitments were terminated.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Backlog Facility and Other:

Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of September 30, 2025 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 5.38% at September 30, 2025). The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of September 30, 2025, there was $175.0 million outstanding under the Backlog Facility, and there was no available borrowing capacity under the Backlog Facility (as of March 31, 2025, $135.7 million was outstanding).

Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of September 30, 2025, there was $128.6 million outstanding (as of March 31, 2025, $103.2 million was outstanding) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 4.59%, with contractual repayment dates in October 2025, July 2026, and December 2027. As of September 30, 2025, accounts receivable amounting to $58.0 million and contracted receivables not yet reflected as accounts receivable on the balance sheet as of September 30, 2025 amounting to $91.3 million represented collateral related to the “other” loans.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2025 and March 31, 2025:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2025			March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 18)	$—	$—	$—	$—	$1.8	$1.8

Liabilities:
Forward exchange contracts (see Note 18)	—	4.1	4.1	—	—	—
Interest rate swaps (see Note 18)	—	4.2	4.2	—	3.1	3.1

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at September 30, 2025 and March 31, 2025:

	September 30, 2025		March 31, 2025
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$—	$—	$313.4	$312.9
Senior Notes	382.4	363.5	381.6	360.9
eOne IP Credit Facility	298.6	303.4	317.6	323.0
LG IP Credit Facility	1,232.9	1,250.0	962.9	978.8
3 Arts Credit Facility	30.1	30.7	—	—
Production Loans	1,349.3	1,354.3	1,393.9	1,395.4
Production Tax Credit Facility	308.6	312.6	276.2	280.0
Backlog Facility and Other	301.0	303.6	238.4	238.9
Film Library Facility	—	—	74.4	75.9
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, and other liabilities. The carrying values of these financial instruments approximated their fair values as of September 30, 2025 and March 31, 2025.

10. Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of September 30, 2025 and March 31, 2025 (included in temporary equity on the consolidated balance sheets) primarily relate to 3 Arts Entertainment. In addition, redeemable noncontrolling interests included Pilgrim Media Group prior to the acquisition of additional interest in July 2024 and includes A & A after the acquisition in May 2025. See further information below.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Beginning balance	$93.7	$123.3
Net income (loss) attributable to redeemable noncontrolling interests	0.1	(1.3)
Adjustments to redemption value	0.2	0.6
Cash (distributions) contributions	(1.2)	0.5
Acquisition (purchase) of noncontrolling interests	21.4	(23.4)
Ending balance	$114.2	$99.7

3 Arts Entertainment. The Company has a noncontrolling interest in 3 Arts Entertainment, of which a portion is reflected as a redeemable noncontrolling interest, and a portion is reflected as a liability as “other noncurrent liabilities” in the unaudited condensed consolidated balance sheets.

•Redeemable noncontrolling interest: The redeemable noncontrolling interest balance related to 3 Arts Entertainment of $87.5 million as of September 30, 2025 reflects the fully vested equity portion of the noncontrolling interest, which is classified as redeemable noncontrolling interest outside of shareholders’ equity on the Company’s consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. The noncontrolling interest holders have the right to sell to the Company and the Company has the right to purchase the noncontrolling interest holders remaining (24%) interest beginning in January 2027.

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

As of September 30, 2025, approximately $89.8 million is reflected as “other noncurrent liabilities” in the unaudited condensed consolidated balance sheet based on the estimated redemption amount recalculated at the current quarter end.

Earned distributions are accounted for as compensation since such amounts are allocated to the holders based on performance and are being expensed within general and administrative expense as incurred.

A & A. On May 30, 2025, 3 Arts purchased a 51% ownership in A & A (see Note 3 for additional details). The noncontrolling interest balance of $19.6 million reflects the fully vested equity portion of the remaining 49% equity interest in A & A, and is presented as a redeemable noncontrolling interest outside of shareholders’ equity on the Company’s unaudited condensed consolidated balance sheet, due to put option rights embedded in the noncontrolling interest that are determined to be outside of the Company's control.

Other. The Company has other immaterial redeemable noncontrolling interests.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Period Redeemable Noncontrolling Interest

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

Other. In connection with the Company’s investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million ($29.3 million at September 30, 2025). See Note 3 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

11. Revenue

The Company’s Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television and international marketplaces.

Revenue by Segment, Market or Product Line

The table below presents revenue by segment, market or product line for the three and six months ended September 30, 2025 and 2024:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$18.5	$20.1	$47.2	$56.1
Home Entertainment
Digital Media	124.7	114.5	232.6	254.6
Packaged Media	10.2	12.5	18.3	21.8
Total Home Entertainment	134.9	127.0	250.9	276.4
Television	38.6	108.7	74.0	196.7
International(1)	76.2	150.3	157.5	220.6
Other	8.2	3.3	14.1	8.8
Total Motion Picture revenues	276.4	409.4	$543.7	$758.6

Television Production
Television	110.9	313.1	276.5	473.2
International	30.7	49.7	77.1	85.5
Home Entertainment
Digital Media	38.0	34.3	90.6	53.2
Packaged Media	0.4	0.5	1.6	1.3
Total Home Entertainment	38.4	34.8	92.2	54.5
Other	18.7	19.0	41.4	44.8
Total Television Production revenues	198.7	416.6	487.2	658.0
Intersegment eliminations(2)	—	(222.0)	(29.9)	(325.7)
Total revenues	$475.1	$604.0	$1,001.0	$1,090.9
______________________
(1)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $2.3 million and $4.6 million was reclassified from the former Media Networks- Programming Revenues to Motion Picture- International in the three and six months ended September 30, 2024, respectively, to conform to the current period presentation.
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

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized, and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2025 are as follows:

	Rest of Year Ending March 31, 2026	Year Ending March 31,
		2027	2028	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$837.8	$935.9	$142.8	$139.1	$2,055.6
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues of $77.6 million and $165.7 million, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2025, respectively, from performance obligations satisfied prior to March 31, 2025. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances as of September 30, 2025 and March 31, 2025.

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

Changes in the allowance for accounts receivable consisted of the following:

	March 31, 2025	Provision for doubtful accounts	September 30, 2025
	(Amounts in millions)
Provision for credit losses	$5.6	$2.5	$8.1

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers' audit rights to expire. See Note 19 for contract assets as of September 30, 2025 and March 31, 2025.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of September 30, 2025 increased as compared to March 31, 2025 due to the receipt of customers’ payments for certain motion pictures and television programs prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the motion pictures and television programs, and the start of the customers’ exploitation rights). Revenues of $32.1 million and $98.9 million, respectively, were recognized during the three and six months ended September 30, 2025, related to the balance of deferred revenue as of March 31, 2025.

12. Net Loss Per Share

Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. As a result of the Starz Separation, weighted average common shares outstanding, basic and dilutive, for all periods prior to the Starz Separation, reflect pre-transaction Old Lionsgate Class A Shares multiplied by one and twelve one-hundredths (1.12) and pre-transaction Old Lionsgate Class B Shares. The LG Studios Flip is reflected as of close of the Starz Separation, May 6, 2025. Basic and diluted net income (loss) per share for the three and six months ended September 30, 2025 and 2024 is presented below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Income (Loss) Per Common Share:
Numerator:
Net loss from continuing operations	$(111.9)	$(169.1)	$(205.9)	$(256.2)
Less: Accretion of redeemable noncontrolling interest	(0.3)	(0.3)	(0.3)	(0.6)
Net loss from continuing operations after accretion of redeemable noncontrolling interest	(112.2)	(169.4)	(206.2)	(256.8)
Net income (loss) from discontinued operations	(1.6)	5.8	(16.5)	33.5
Net loss attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(113.8)	$(163.6)	$(222.7)	$(223.3)
Denominator:
Weighted average common shares outstanding	289.2	249.3	280.8	247.5

Basic and diluted net loss per common share - continuing operations	$(0.39)	$(0.68)	$(0.73)	$(1.04)
Basic and diluted net income (loss) per common share - discontinued operations	—	$0.02	(0.06)	0.14
Basic and diluted net loss per common share	$(0.39)	$(0.66)	$(0.79)	$(0.90)

As a result of the net loss from continuing operations in the three and six months ended September 30, 2025 and 2024, the dilutive effect of the share purchase options, RSUs, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and six months ended September 30, 2025 totaled 1.8 million and 2.1 million, respectively (three and six months ended September 30, 2024 - 1.7 million and 3.3 million, respectively).

Additionally, for the three and six months ended September 30, 2025 and 2024, the outstanding issuable common shares presented below were excluded from diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	17.0	17.9	17.0	15.9
Restricted share units	3.6	6.6	1.9	3.3
Other issuable shares	4.1	3.8	3.7	3.8
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	24.7	28.3	22.6	23.0

13. Capital Stock

(a) Common Shares

The Company has an unlimited number of authorized shares subsequent to the Starz Separation and as of September 30, 2025.

The table below outlines common shares reserved for future issuance:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2025
(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	17.0
Restricted share units — unvested	16.6
Common shares available for future issuance	16.3
Shares reserved for future issuance	49.9

As described in Note 1, in connection with the completion of the Starz Separation and related transactions, pre-transaction Old Lionsgate Class A Shares received one and twelve one-hundredths (1.12) Lionsgate Common Shares for each Class A share held and pre-transaction Old Lionsgate Class B Shares received one Lionsgate Common Share for each Class B Share held. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios Common Share they held, LG Studios Flip Shares.

As of March 31, 2025, the Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares.

(b) Preferred Shares

The Company has authorized 200.0 million shares of preferred stock with no par value. No shares have been issued under this authorization.

(c) Shareholder Rights Agreement

On May 6, 2025, the Company’s Board of Directors declared a dividend of one common share purchase right (a “Right”) for each outstanding Lionsgate Common Share, and adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement dated as of May 7, 2025 (the “Rights Agreement”), by and between the Company and Computershare Investor Services, Inc., as rights agent. The Rights may be exercised only when a holder has acquired 15% or more of the Company’s outstanding common shares (referred to as “Beneficial Ownership”). Each Right entitles the holder to purchase one common share at an exercise price of $32.00. All Rights will expire on May 7, 2026. The Board of Directors may redeem the Rights at any time, before the Rights are exercisable or expired, for $0.001 per Right. As of September 30, 2025, no rights have been exercised or redeemed.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$0.2	$0.2	$0.3	$0.4
Restricted share units and other share-based compensation	21.0	13.1	23.5	26.2
Share appreciation rights	0.1	0.2	0.3	0.3
	21.3	13.5	24.1	26.9
Impact of accelerated vesting on equity awards(1)	2.0	4.6	0.9	4.6
Total share-based compensation expense	$23.3	$18.1	$25.0	$31.5
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$21.3	$13.5	$24.1	$26.9
Restructuring and other	2.0	4.6	0.9	4.6
	$23.3	$18.1	$25.0	$31.5

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the stock option, SARs and restricted share unit activity during the six months ended September 30, 2025:

	Stock Options and SARs
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(Number of shares in millions)
Outstanding at March 31, 2025	2.3		$23.10	14.8		$13.86	—	$—
Granted	—		$—	—		$—	—	$—
Options exercised	—		$—	—	(1)	$7.13	—	$—
Forfeited or expired	—	(1)	$7.70	—	(1)	$11.29	—	$—
Outstanding at May 6, 2025	2.3		$23.09	14.8		$13.86	—	$—
Conversion	(2.3)		$—	(14.8)		$—	17.1	$15.09
Granted	—		$—	—		$—	—	$—
Options exercised	—		$—	—		$—	—	$—
Forfeited or expired	—		$—	—		$—	(0.1)	$11.65
Outstanding at September 30, 2025	—		$—	—		$—	17.0	$15.11

	Restricted Share Units
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2025	0.1		$8.39	11.1		$8.17	—	$—
Granted	—		$—	0.1		$7.29	—	$—
RSUs vested	—	(1)	$8.41	—	(1)	$7.55	—	$—
Forfeited or expired	—		$—	—	(1)	$7.97	—	$—
Outstanding at May 6, 2025	0.1		$8.39	11.2		$8.16	—	$—
Conversion	(0.1)		$—	(11.2)		$—	11.0	$8.16
Granted	—		$—	—		$—	13.2	$6.46
RSUs vested	—		$—	—		$—	(6.1)	$8.22
Forfeited or expired	—		$—	—		$—	(1.5)	$7.57
Outstanding at September 30, 2025	—		$—	—		$—	16.6	$6.83
__________________
(1)Represents less than 0.1 million shares.

(e) Share Repurchases

During the three and six months ended September 30, 2025 and 2024, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) SEAC Sponsor Options

In connection with the Business Combination, the Sponsor Options to receive Legacy Lionsgate Studios common shares were issued to certain noncontrolling interest holders, with an exercise price of $0.0001 per share. The Sponsor Options would become exercisable (i) on or after the date on which the trading price of Legacy Lionsgate Studios common shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a Change of Control (as defined in the sponsor option agreement) occurs, subject to certain conditions. The Company recorded the Sponsor Options as part of the noncontrolling interest.

In connection with the Starz Separation, Legacy Lionsgate Studios amended the sponsor option agreement to include the Company as a party to the agreement and convert the Sponsor Options into options to purchase the Company’s common shares.

14. Income Taxes

The income tax provision for the three and six months ended September 30, 2025 and 2024 is calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.

The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted. The Company’s income tax provision for the three and six months ended September 30, 2025 and 2024 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes.

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

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S. H.R. 1 includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the U.S. international tax framework, and the restoration of favorable tax treatment for certain business provisions. This legislation has multiple effective dates, with certain provisions becoming effective beginning in 2025 and others implemented through 2027. The legislation’s enactment does not materially impact the Company’s effective tax rate or cash flows from income taxes in the current fiscal year.

15. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. During the three and six months ended September 30, 2025 and 2024, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the condensed consolidated statements of operations and are described below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$9.8	$0.5	$9.8	$18.5
Severance(2)	13.1	1.1	14.8	4.1
Transaction and other costs(3)	2.8	3.1	5.9	9.8
Total Restructuring and Other	25.7	4.7	30.5	32.4

Other unusual charges not included in restructuring and other or the Company’s operating segments:
COVID-19 related expense (benefit) included in direct operating expense(4)	1.0	—	1.0	(2.1)
Unallocated rent cost included in direct operating expense(5)	6.1	5.2	11.5	10.5
Total restructuring and other and other unusual charges not included in restructuring and other	$32.8	$9.9	$43.0	$40.8
_______________________
(1)The Company recorded $8.6 million in development expenses during the three and six months ended September 30, 2025, representing write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. In addition, the amounts in the three and six months ended September 30, 2025 and 2024 include impairment costs of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company, primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and costs associated with legal and other matters. In the three and six months ended September 30, 2025, amounts exclude transaction costs associated with the Starz Separation as such amounts are classified within discontinued operations.
(4)Amounts in the six months ended September 30, 2024 represent a benefit from insurance recoveries related to circumstances associated with the COVID-19 pandemic.
(5)Amounts represent rent cost for production facilities that were unutilized as a result of lower demand following the industry strikes, and therefore such amounts are not allocated to the segments.

Changes in the restructuring and other severance liability during the six months ended September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(Amounts in millions)
Severance liability
Beginning balance	$23.6	$19.4
Accruals	13.9	0.1
Severance payments	(19.6)	(12.1)
Ending balance(1)	$17.9	$7.4
_______________________
(1)As of September 30, 2025, the remaining severance liability of approximately $17.9 million is expected to be paid in the next 12 months.

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
(2)     Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series and non-fiction programming. Television Production includes the licensing of Starz original series productions to Starz, and the ancillary market distribution of Starz original productions and licensed product (prior to the Starz Separation, licensing to the former Media Networks segment). Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment.

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

Segment information for the three and six months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture(1)	$276.4	$409.4	$543.7	$758.6
Television Production	198.7	416.6	487.2	658.0
Total Studio Business	475.1	826.0	1,030.9	1,416.6
Intersegment eliminations	—	(222.0)	(29.9)	(325.7)
	$475.1	$604.0	$1,001.0	$1,090.9
Intersegment revenues
Studio Business:
Motion Picture(1)	—	72.1	3.1	136.3
Television Production	—	149.9	26.8	189.4
Intersegment eliminations	—	222.0	29.9	325.7

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment direct operating expenses
Studio Business:
Motion Picture(1)	133.8	257.5	270.5	409.5
Television Production	159.4	367.2	399.0	569.5
Total Studio Business	293.2	624.7	669.5	979.0
Intersegment eliminations	—	(156.4)	(42.7)	(226.1)
	293.2	468.3	626.8	752.9
Segment distribution and marketing
Studio Business:
Motion Picture(1)	88.7	126.7	194.5	209.5
Television Production	13.9	8.0	26.2	18.5
Total Studio Business	102.6	134.7	220.7	228.0

Gross contribution
Studio Business:
Motion Picture(1)	53.9	25.2	78.7	139.6
Television Production	25.4	41.4	62.0	70.0
Total Studio Business	79.3	66.6	140.7	209.6
Intersegment eliminations	—	(65.6)	12.8	(99.6)
	79.3	1.0	153.5	110.0
Segment general and administration
Studio Business:
Motion Picture(1)	23.4	23.5	45.8	52.7
Television Production	12.9	17.0	23.4	34.8
Total Studio Business	36.3	40.5	69.2	87.5

Segment profit
Studio Business:
Motion Picture(1)	30.5	1.7	32.9	86.9
Television Production	12.5	24.4	38.6	35.2
Total Studio Business	43.0	26.1	71.5	122.1
Intersegment eliminations	—	(65.6)	12.8	(99.6)
	$43.0	$(39.5)	$84.3	$22.5
___________________
(1)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the three and six months ended September 30, 2024 to conform to the current period presentation: (i) revenue of $2.3 million and $4.6 million, respectively; (ii) direct operating expense of $1.8 million and $3.6 million, respectively; (iii) distribution and marketing expense of $0.7 million and $1.4 million, respectively; and (iv) general and administration expense of $0.7 million and $1.4 million, respectively, which resulted in gross contribution loss of $0.2 million and $0.4 million, respectively and segment loss of $0.9 million and $1.8 million, respectively, reclassified.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company's primary measure of segment performance is its Studio Business segment profit. Segment profit is defined as gross contribution (segment revenues, less segment direct operating and segment distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain content charges as a result of changes in management and/or content strategy, certain benefits or expenses related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. The Company believes the presentation of Studio Business segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management, including the CODM, and enables them to understand the fundamental performance of the Company’s businesses. The CODM uses the Studio Business segment profit to evaluate the operating performance of the Company’s segments, to inform decisions for planning and forecasting, and for the allocation of resources.

The reconciliation of the total segment profit to the Company’s loss from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Total segment profit	$43.0	$(39.5)	$84.3	$22.5
Corporate general and administrative expenses(1)	(28.9)	(31.9)	(61.0)	(65.4)
Adjusted depreciation and amortization(2)	(3.2)	(3.2)	(6.8)	(6.8)
Restructuring and other	(25.7)	(4.7)	(30.5)	(32.4)
COVID-19 related (expense) benefit included in direct operating expense(3)	(1.0)	—	(1.0)	2.1
Unallocated rent cost included in direct operating expense(4)	(6.1)	(5.2)	(11.5)	(10.5)
Adjusted share-based compensation expense(5)	(21.3)	(13.5)	(24.1)	(26.9)
Purchase accounting and related adjustments(6)	(2.8)	(2.7)	(5.9)	(5.9)
Operating loss	(46.0)	(100.7)	(56.5)	(123.3)
Interest expense	(67.3)	(67.9)	(135.9)	(131.5)
Interest and other income	3.4	3.3	7.8	8.4
Other losses, net	3.2	(13.8)	(13.9)	(15.1)
Loss on extinguishment of debt	(1.2)	(0.5)	(2.2)	(4.2)
Gain on investments, net	—	—	8.8	—
Equity interests income (loss)	(1.9)	(0.1)	(3.1)	0.8
Loss from continuing operations before income taxes	$(109.8)	$(179.7)	$(195.0)	$(264.9)
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
(2)Adjusted depreciation and amortization represent depreciation and amortization as presented on our unaudited condensed consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Depreciation and amortization	$4.4	$4.2	$8.8	$8.8
Less: Amount included in purchase accounting and related adjustments	(1.2)	(1.0)	(2.0)	(2.0)
Adjusted depreciation and amortization	$3.2	$3.2	$6.8	$6.8

(3)Amounts in the six months ended September 30, 2024 represent a benefit from insurance recoveries related to circumstances associated with the COVID-19 pandemic (see Note 15). These charges and benefits are excluded from segment operating results.
(4)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.
(5)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Total share-based compensation expense	$23.3	$18.1	$25.0	$31.5
Less:
Amount included in restructuring and other(i)	(2.0)	(4.6)	(0.9)	(4.6)
Adjusted share-based compensation	$21.3	$13.5	$24.1	$26.9
_________________
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
(6)Purchase accounting and related adjustments primarily consist of the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The table below presents the amounts included in each financial statement line item:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$1.6	$1.7	$3.9	$3.8
Depreciation and amortization	1.2	1.0	2.0	2.1
	$2.8	$2.7	$5.9	$5.9
_________________
(i)Amounts represent compensation expense associated with the noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment. Due to the link to continued employment performance, these amounts are classified as general and administrative expense instead of noncontrolling interest in the consolidated statements of operations.

See Note 11 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2025 and 2024.

The following table reconciles segment general and administration expense to the Company’s total consolidated general and administration expense:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$36.3	$40.5	$69.2	$87.5
Corporate general and administrative expenses	28.9	31.9	61.0	65.4
Share-based compensation expense included in general and administrative expense	21.3	13.5	24.1	26.9
Purchase accounting and related adjustments	1.6	1.7	3.9	3.8
	$88.1	$87.6	$158.2	$183.6

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Assets
Motion Picture	$2,168.5	$1,867.4
Television Production	2,282.6	2,279.3
Other unallocated assets(1)	708.2	776.0
Assets of discontinued operations	—	1,899.4
	$5,159.3	$6,822.1
___________________

(1)Other unallocated assets primarily consist of cash, other assets and investments.

17. Commitments and Contingencies

Commitments

During the three and six months ended September 30, 2025, the Company did not have any material changes in its non-cancelable contractual obligations (other than activities in the ordinary course of business).

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

As of September 30, 2025, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it currently expects will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of September 30, 2025, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 27 months from September 30, 2025):

September 30, 2025
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
Euro	259.6 EUR	in exchange for	302.4 USD	0.86 EUR
Australian Dollar	4.1 AUD	in exchange for	2.7 USD	1.55 AUD
Canadian Dollar	38.2 CAD	in exchange for	28.0 USD	1.37 CAD
Mexican Peso	47.6 MXN	in exchange for	2.3 USD	20.83 MXN
Hungarian Forint	8,954.4 HUF	in exchange for	23.6 USD	379.00 HUF
Thai Bhat	99.0 THB	in exchange for	3.1 USD	32.13 THB

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

Designated Cash Flow Hedges. As of September 30, 2025, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 7 and Note 8):

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
January 31, 2025	$100.0	4.060%	January 31, 2027
February 14, 2025	$282.7	4.097%	February 14, 2027
April 14, 2025	$100.0	3.449%	April 14, 2027
April 14, 2025	$48.8	3.646%	April 14, 2027
July 1, 2025	$43.9	3.591%	June 14, 2027
Total	$920.4

Financial Statement Effect of Derivatives

Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income	$(2.2)	$0.8	$(5.7)	$1.0
Gain (loss) reclassified from accumulated other comprehensive income into direct operating expense	$0.1	$(0.2)	$0.1	$(1.2)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income	$0.5	$(6.3)	$0.7	$(2.8)
Gain reclassified from accumulated other comprehensive income into interest expense	$1.0	$11.4	$1.8	$22.3

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain (loss) reclassified from accumulated other comprehensive income into interest expense	$6.7	$(1.5)	$13.3	$(3.1)

Total direct operating expense on consolidated statements of operations	$300.3	$473.5	$639.3	$761.4
Total interest expense on consolidated statements of operations	$67.3	$67.9	$135.9	$131.5

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 9). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of September 30, 2025 and March 31, 2025, there were no swaps outstanding that were subject to a master netting arrangement.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2025 and March 31, 2025, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

	September 30, 2025
	Other Assets (current)	Other Assets (noncurrent)	Other Accrued Liabilities (current)	Other Liabilities (noncurrent)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$—	$4.1	$—
Interest rate swaps	—	—	0.5	3.7
Fair value of derivatives	$—	$—	$4.6	$3.7

	March 31, 2025
	Other Assets (current)	Other Liabilities (noncurrent)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.8	$—
Interest rate swaps	—	3.1
Fair value of derivatives	$1.8	$3.1

As of September 30, 2025, based on the current release schedule, the Company estimates approximately $3.0 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending September 30, 2026.

As of September 30, 2025, the Company estimates approximately $25.0 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending September 30, 2026.

19. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash in assets of discontinued operations reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows as of September 30, 2025 and March 31, 2025. As of September 30, 2025 and March 31, 2025, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Cash and cash equivalents	$202.4	$212.5
Restricted cash included in other current assets	84.5	67.9
Cash in assets of discontinued operations - current	—	11.2
Total cash, cash equivalents and restricted cash	$286.9	$291.6

Other Assets

The composition of the Company’s other assets is as follows as of September 30, 2025 and March 31, 2025:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$41.7	$46.0
Restricted cash	84.5	67.9
Contract assets	39.9	61.4
Tax credits receivable	206.4	186.8
	$372.5	$362.1
Other noncurrent assets
Prepaid expenses and other	$17.6	$20.2
Accounts receivable	56.1	65.7
Contract assets	7.9	11.3
Tax credits receivable	394.3	435.8
Operating lease right-of-use assets	285.0	294.1
	$760.9	$827.1
Accounts Receivable Monetization

Under the Company’s accounts receivable monetization programs, the Company has entered into individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the “other gains (losses), net” line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and six months ended September 30, 2025 and 2024. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table presents a summary of the receivables transferred under individual agreements or purchases during the three and six months ended September 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$68.8	$186.4	$157.2	$293.8
Net cash proceeds received	67.1	181.7	153.7	285.8
Loss recorded related to transfers of receivables	1.7	4.7	3.5	8.0

As of September 30, 2025, the Company derecognized $291.3 million (March 31, 2025 - $429.9 million) of receivables from its unaudited condensed consolidated balance sheets related to individual monetization agreements, which the Company continues to service.

Content Related Payables

Content related payables primarily relate to minimum guarantee obligations, which represent amounts payable for film or television rights that the Company has acquired.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the six months ended September 30, 2025 and 2024, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2025	$(22.8)	$95.4	$72.6
Other comprehensive income (loss)	12.5	(5.1)	7.4
Reclassifications to net loss(1)	—	(15.2)	(15.2)
Spin off of the Starz Business	(19.2)	—	(19.2)
Elimination of noncontrolling interest(2)	(6.8)	14.6	7.8
September 30, 2025	$(36.3)	$89.7	$53.4

March 31, 2024	$(22.7)	$138.7	$116.0
Other comprehensive income (loss)	11.7	(1.8)	9.9
Reclassifications to net loss(1)	—	(18.0)	(18.0)
Reclassifications to noncontrolling interest(3)	5.2	(16.5)	(11.3)
September 30, 2024	$(5.8)	$102.4	$96.6
___________________
(1)Represents a gain of $15.1 million included in interest expense on the unaudited condensed consolidated statement of operations in the six months ended September 30, 2025 (six months ended September 30, 2024 - loss of $1.2 million included in direct operating expense and a gain of $19.2 million included in interest expense) (see Note 18).
(2)Represents the Legacy Lionsgate Studios noncontrolling interest that was eliminated in connection with the LG Studios Flip (see Note 3).
(3)Represents amounts reclassified in connection with the noncontrolling interest recorded for the proportionate ownership interest in the carrying value of Legacy Lionsgate Studios prior to the Starz Separation.

Supplemental Cash Flow Information

Significant non-cash transactions during the six months ended September 30, 2025 and 2024 include certain interest rate swap agreements, which are discussed in Note 18.

There were no significant non-cash financing or investing activities for the six months ended September 30, 2025 and 2024.

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

Prior to the Starz Separation, as further discussed below, Lions Gate Entertainment Corp. (formerly listed on the New York Stock Exchange (“NYSE”): LGF.A, LGF.B) (“Old Lionsgate”) encompassed the motion picture and television studio operations (formerly referred to as the “Studio Business”) and the STARZ premium global subscription platform. Following the Studio Separation, as discussed in Note 3 to our unaudited condensed consolidated financial statements, Lionsgate Studios Corp. (formerly listed on the NASDAQ Global Select Market (“NASDAQ”): LION) (“Legacy Lionsgate Studios”) comprises the Studio Business and the STARZ business remained with Lions Gate Entertainment Corp..

We classify our continuing operations through two reportable segments: Motion Picture and Television Production (see further discussion below).

Starz Separation

On May 6, 2025, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”), the separation of the businesses of Legacy Lionsgate Studios, of which Old Lionsgate owned approximately 87.8%, and the Starz Business (the “Starz Separation”) was completed. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 2 to our unaudited condensed consolidated financial statements).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. The Starz Business is reflected as discontinued operations in the financial statements following the completion of the Starz Separation. See Note 2 to our unaudited condensed consolidated financial statements for further information.

See also “Liquidity and Capital Resources” for discussion of the Starz Separation financing transaction.

Business Combination

On May 13, 2024, Old Lionsgate consummated the business combination agreement (the “Business Combination Agreement”) with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Old Lionsgate (“StudioCo”) and other affiliates of SEAC (the “Closing”). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Legacy Lionsgate Studios”) and continued the existing business operations of StudioCo, which consisted of the Studio Business of Old Lionsgate. The “Studio Business” consists of the businesses of Old Lionsgate’s Motion Picture and Television Production segments, together with substantially all of Old Lionsgate’s corporate general and administrative functions and costs. Legacy Lionsgate Studios became a separate publicly-traded company, and its common shares commenced trading on NASDAQ under the symbol “LION” on May 14, 2024.

In connection with and prior to the Business Combination, Old Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Studio Separation”).

Immediately following the Business Combination through immediately prior to the Starz Separation, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while 12.2% were owned by former SEAC public shareholders, SEAC founders and common equity financing investors. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. Net proceeds of $278.2 million, inclusive of transaction costs that remained accrued at March 31, 2025 and which were paid during the six months ended September 30, 2025 totaling $3.5 million, were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt (see Note 7 Other Prior Period Debt Transactions for further detail).

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

Revenues

Our revenues are derived from the Motion Picture and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2025 and 2024.

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

Participation costs represent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors and actors. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to the audited consolidated financial statements and related notes included as Exhibit 99.1 to the Legacy Lionsgate Studios Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025 (the “Form 10-K”).

Film and Television Costs. Capitalized costs for films or television programs are predominantly monetized individually.

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

For motion pictures, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. The most sensitive factor affecting our estimate of ultimate revenues for a film intended for theatrical release is the film's theatrical performance, as subsequent revenues from the licensing and sale in other markets have historically been highly correlated to its theatrical performance. After a films release, our estimates of revenue from succeeding markets are revised based on historical relationships and an analysis of current market trends.

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

Revenue from the theatrical release of feature films is treated as sales or usage-based royalties and recognized starting at the exhibition date and based on our participation in box office receipts of the theatrical exhibitor.

Digital media revenue sharing arrangements are recognized as sales or usage-based royalties.

Revenue from commissions is recognized as such services are provided.

Goodwill. As of September 30, 2025, the carrying value of goodwill was $845.2 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances as of September 30, 2025, were Motion Picture (goodwill of $396.9 million), our Television (goodwill of $355.3 million) and Talent Management (goodwill of $93.0 million) businesses, both of which are part of our Television Production segment.

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

Goodwill Impairment Assessments:

During the three and six months ended September 30, 2025, there were no events or circumstances that rose to the level that would indicate that it is more-likely-than not that the fair value of a reporting unit is less than its carrying value.

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

Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of September 30, 2025, we had a valuation allowance of $1,536.4 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Consolidated Results from Continuing Operations

The following table sets forth our unaudited condensed consolidated results from continuing operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture(1)	$276.4	$409.4	$(133.0)	(32.5)%
Television Production	198.7	416.6	(217.9)	(52.3)%
Total Studio Business	475.1	826.0	(350.9)	(42.5)%
Intersegment eliminations	—	(222.0)	222.0	(100.0)%
Total revenues	475.1	604.0	(128.9)	(21.3)%
Expenses:
Direct operating	300.3	473.5	(173.2)	(36.6)%
Distribution and marketing	102.6	134.7	(32.1)	(23.8)%
General and administration	88.1	87.6	0.5	0.6%
Depreciation and amortization	4.4	4.2	0.2	4.8%
Restructuring and other	25.7	4.7	21.0	nm
Total expenses	521.1	704.7	(183.6)	(26.1)%
Operating loss	(46.0)	(100.7)	54.7	(54.3)%
Interest expense	(67.3)	(67.9)	0.6	(0.9)%
Interest and other income	3.4	3.3	0.1	3.0%
Other gains (losses), net	3.2	(13.8)	17.0	nm
Losses on extinguishment of debt	(1.2)	(0.5)	(0.7)	140.0%
Equity interests loss	(1.9)	(0.1)	(1.8)	nm
Loss from continuing operations before income taxes	(109.8)	(179.7)	69.9	(38.9)%
Income tax provision	(1.8)	(3.9)	2.1	(53.8)%
Net loss from continuing operations	(111.6)	(183.6)	72.0	(39.2)%
Net income (loss) from discontinued operations, net of income taxes	(1.6)	5.8	(7.4)	nm
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(0.3)	14.5	(14.8)	nm
Net loss attributable to Lionsgate Studios Corp. shareholders	$(113.5)	$(163.3)	$49.8	(30.5)%
_______________________
nm - Percentage not meaningful.
(1)     During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the three months ended September 30, 2024 to conform to the current period presentation: (i) revenue of $2.3 million; (ii) direct operating expense of $1.8 million; (iii) distribution and marketing expense of $0.7 million; and (iv) general and administration expense of $0.7 million, which resulted in gross contribution loss of $0.2 million and segment loss of $0.9 million reclassified.

Revenues. Consolidated revenues decreased $128.9 million in the three months ended September 30, 2025 reflecting a decrease of $217.9 million and $133.0 million from Television Production and Motion Picture revenue, respectively, partially offset by an increase of $222.0 million as a result of no intersegment eliminations being recorded in the current quarter compared to the prior year quarter. Intersegment eliminations related to the licensing of products from our Studio Business to the former Media Networks segment prior to the Starz Separation. Following the Starz Separation, revenue from licenses to Starz are not eliminated from our consolidated results from continuing operations. See further discussion in the Segment Results of Operations section below.

Motion Picture revenue decreased $133.0 million due to lower international and television revenue, partially offset by an increase in digital home entertainment revenue.

Television Production revenue decreased $217.9 million due to lower domestic television and international revenue, partially offset by an increase in digital home entertainment revenue.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025		2024		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture(1)	$133.8	48.4%	$257.5	62.9%	$(123.7)	(48.0)%
Television Production	159.4	80.2%	367.2	88.1%	(207.8)	(56.6)%
Total Studio Business	293.2	61.7%	624.7	75.6%	(331.5)	(53.1)%
Other	7.1	nm	5.2	nm	1.9	nm
Intersegment eliminations	—	nm	(156.4)	nm	156.4	nm
	$300.3	63.2%	$473.5	78.4%	$(173.2)	(36.6)%
 _______________________
nm - Percentage not meaningful
(1)     Direct operating expenses for Motion Picture in the three months ended September 30, 2024 reflect the reclassification of $1.8 million from the former Media Networks segment to conform to the current period presentation.

Direct operating expenses decreased in the three months ended September 30, 2025. The decrease of expenses for the Television Production and Motion Picture segments was due to decreased revenues in each segment. The decrease in intersegment eliminations is due to there being no Motion Picture and Television Production intersegment revenue from licenses of motion pictures and original series to the former Media Networks segment following the Starz Separation, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the three months ended September 30, 2025 and September 30, 2024 primarily includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to 6.1 million and $5.2 million, respectively, which was not allocated to the segments, and is included in direct operating expense.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture(1)	$88.7	$126.7	$(38.0)	(30.0)%
Television Production	13.9	8.0	5.9	73.8%
Total Studio Business	$102.6	$134.7	$(32.1)	(23.8)%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$59.8	$90.7	$(30.9)	(34.1)%
______________________
(1) Motion Picture distribution and marketing expense in the three months ended September 30, 2024 reflects the reclassification of $0.7 million from the former Media Networks segment to conform to the current period presentation.

Distribution and marketing expenses decreased in the three months ended September 30, 2025, primarily due to lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,				Change
	2025	% of Revenues	2024	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture(1)	$23.4		$23.5		$(0.1)	(0.4)%
Television Production	12.9		17.0		(4.1)	(24.1)%
Total Studio Business	36.3		40.5		(4.2)	(10.4)%
Corporate	28.9		31.9		(3.0)	(9.4)%
Share-based compensation expense	21.3		13.5		7.8	57.8%
Purchase accounting and related adjustments	1.6		1.7		(0.1)	(5.9)%
Total general and administrative expenses	$88.1	18.5%	$87.6	14.5%	$0.5	0.6%
______________________
(1)     Motion Picture general and administrative expenses in the three months ended September 30, 2024 reflect the     reclassification of $2.7 million from the former Media Networks segment to conform to the current period presentation.
General and administrative expenses increased in the three months ended September 30, 2025, primarily as a result of increased share-based compensation expense, offset by a decrease in Studio Business and Corporate general and administrative expenses. See further discussion in the Segment Results of Operations section below.

The increase in share-based compensation expense included in general and administrative expense in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 is primarily due to share-based bonuses granted in the current period, as compared to no similar grants in the prior period.

	Three Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$21.3	$13.5
Restructuring and other(1)	2.0	4.6
Total share-based compensation expense	$23.3	$18.1
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Depreciation and Amortization Expense. Depreciation and amortization of $4.4 million for the three months ended September 30, 2025 increased by $0.2 million from $4.2 million in the three months ended September 30, 2024.

Restructuring and Other. Restructuring and other increased $21.0 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the three months ended September 30, 2025 and 2024 (see Note 15 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$9.8	$0.5	$9.3	nm
Severance(2)	13.1	1.1	12.0	nm
Transaction and other costs(3)	2.8	3.1	(0.3)	(9.7)%
	$25.7	$4.7	$21.0	nm
_______________________
nm - Percentage not meaningful
(1) The Company recorded $8.6 million in development expenses during the six months ended September 30, 2025, representing write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. In addition, the amounts in the three and six months ended September 30, 2025 and 2024 include impairment costs of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company, primarily related to the integration of eOne.
(2)    Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)    Transaction and other costs reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and costs associated with legal and other matters.

Interest Expense. Interest expense of $67.3 million in the three months ended September 30, 2025 decreased $0.6 million from the three months ended September 30, 2024.

The following table presents the components of interest expense for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Interest Expense
Revolving credit facility	$7.7	$17.4
Term loans	—	17.9
Senior Notes	5.8	5.3
IP credit facilities(1)	20.6	6.0
Other(2)	33.2	21.3
Total interest expense	$67.3	$67.9
 ______________________
(1)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.
(2)Other interest expense includes payments associated with certain film related obligations (Production loans, Production Tax Credit Facility, Film Library Facility, Backlog Facility and other - see Note 8 to our unaudited condensed consolidated financial statements), interest expense associated with our 3 Arts Entertainment Credit Facility, payments and receipts associated with interest rate swaps along with the noncash amortization of unrealized gains in accumulated other comprehensive income related to dedesignated interest rate swaps which are being amortized to interest expense (see Note 18 to our unaudited condensed consolidated financial statements), and noncash amortization of debt issuance costs.

Interest and Other Income. Interest and other income of $3.4 million for the three months ended September 30, 2025 increased as compared to interest and other income of $3.3 million for the three months ended September 30, 2024.

Other Gain (Losses), net. Other gain (losses) was a net gain of $3.2 million for the three months ended September 30, 2025 as compared to a net loss of $13.8 million for the three months ended September 30, 2024. The change was due to gains related to foreign currency during the three months ended September 30, 2025 as compared to losses related to foreign currency during the three months ended September 30, 2024, partially offset by a decrease in losses related to our monetization of accounts receivable programs (see Note 19 to our unaudited condensed consolidated financial statements).

Loss on Extinguishment of Debt. During the three months ended September 30, 2024, a loss on extinguishment of debt of $0.5 million was recorded for the write-off of debt issuance costs associated with the voluntary prepayment of Term Loan B. There was no comparable loss in the three months ended September 30, 2025. See Note 7 to our unaudited condensed consolidated financial statements.

Equity Interests Loss. Equity interests loss of $1.9 million increased in the three months ended September 30, 2025 compared to equity interests loss of $0.1 million in the three months ended September 30, 2024 due to greater losses generated by our equity method investees.

Income Tax Provision. We had an income tax provision of $1.8 million in the three months ended September 30, 2025, compared to an income tax provision of $3.9 million in the three months ended September 30, 2024. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders. Net loss attributable to our shareholders for the three months ended September 30, 2025 was $113.5 million, or basic and diluted net loss per common share of $0.39 on 289.2 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended September 30, 2024 of $163.3 million, or basic and diluted net loss per common share of $0.66 on 249.3 million weighted average common shares outstanding.

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

The following table reconciles the U.S. GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the three months ended September 30, 2025 and 2024. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based unaudited condensed consolidated statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses our unaudited condensed consolidated results of operations.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Operating loss	$(46.0)	$(100.7)	$54.7	(54.3)%
Corporate general and administrative expenses	28.9	31.9	(3.0)	(9.4)%
Adjusted depreciation and amortization	3.2	3.2	—	—%
Restructuring and other	25.7	4.7	21.0	nm
COVID-19 related charges	1.0	—	1.0	n/a
Unallocated rent cost included in direct operating expense	6.1	5.2	0.9	17.3%
Adjusted share-based compensation expense	21.3	13.5	7.8	57.8%
Purchase accounting and related adjustments	2.8	2.7	0.1	3.7%
Total segment profit (loss)	$43.0	$(39.5)	$82.5	nm
________________________________
nm - Percentage not meaningful.

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

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture(1)	$276.4	$409.4	$(133.0)	(32.5)%
Television Production	198.7	416.6	(217.9)	(52.3)%
Total Studio Business	$475.1	$826.0	$(350.9)	(42.5)%
Intersegment eliminations	—	(222.0)	222.0	(100.0)%
	$475.1	$604.0	$(128.9)	(21.3)%
Segment Profit
Studio Business
Motion Picture(1)	$30.5	$1.7	$28.8	nm
Television Production	12.5	24.4	(11.9)	(48.8)%
Total Studio Business	$43.0	$26.1	$16.9	64.8%
Intersegment eliminations	—	(65.6)	65.6	nm
	$43.0	$(39.5)	$82.5	nm
________________________________
nm - Percentage not meaningful.
(1) Revenue and Segment profit of the Motion Picture segment reflects a reclassification from the former Media Networks segment in the three months ended September 30, 2024 to conform to the current period presentation as described above, as follows: (i) revenue of $2.3 million; (ii) direct operating expense of $1.8 million; (iii) distribution and marketing expense of $0.7 million; and (iv) general and administration expense of $0.7 million, which resulted in segment loss of $0.9 million reclassified.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture

The table below sets forth Motion Picture gross contribution and segment profit for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024 (1)	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$276.4	$409.4	$(133.0)	(32.5)%
Expenses:
Direct operating expense	133.8	257.5	(123.7)	(48.0)%
Distribution & marketing expense	88.7	126.7	(38.0)	(30.0)%
Gross contribution	53.9	25.2	28.7	nm
General and administrative expenses	23.4	23.5	(0.1)	(0.4)%
Segment profit	$30.5	$1.7	$28.8	nm

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$59.8	$90.7	$(30.9)	(34.1)%

Direct operating expense as a percentage of revenue	48.4%	62.9%

Gross contribution as a percentage of revenue	19.5%	6.2%

__________________________________
nm - Percentage not meaningful.
(1) The three months ended September 30, 2024 reflects the reclassifications of (i) revenue of $2.3 million; (ii) direct operating expense of $1.8 million; (iii) distribution and marketing expense of $0.7 million; and (iv) general and administration expense of $0.7 million, which resulted in segment loss of $0.9 million, from the former Media Networks Segment to Motion Picture to conform to the current period presentation.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$17.1	$1.4	$18.5	$18.1	$2.0	$20.1	$(1.6)
Home Entertainment
Digital Media	80.6	44.1	124.7	72.1	42.4	114.5	10.2
Packaged Media	7.7	2.5	10.2	6.3	6.2	12.5	(2.3)
Total Home Entertainment	88.3	46.6	134.9	78.4	48.6	127.0	7.9
Television	32.4	6.2	38.6	98.4	10.3	108.7	(70.1)
International(3)	57.5	18.7	76.2	129.2	21.1	150.3	(74.1)
Other	4.3	3.9	8.2	2.5	0.8	3.3	4.9
	$199.6	$76.8	$276.4	$326.6	$82.8	$409.4	$(133.0)
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
(3)International revenue in the three months ended September 30, 2024 reflects the reclassification of $2.3 million from the former Media Networks segment to conform to the current period presentation.

Theatrical revenue decreased $1.6 million, or 8.0%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to greater revenue generated from the fiscal 2025 theatrical slate titles in the prior year period as compared to the fiscal 2026 theatrical slate titles in the current quarter.

Home entertainment revenue increased $7.9 million, or 6.2%, in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to an increase of digital media revenue of $10.2 million, primarily due to higher revenue generated from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases was higher primarily due to the digital release of Ballerina: From the World of John Wick in the current quarter.

Television revenue decreased $70.1 million, or 64.5%, in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 due to lower television window openings in the current quarter, as compared to the theatrical slate titles with television window openings during the prior quarter.

International revenue decreased $74.1 million, or 49.3%, in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 due to a decrease from Lionsgate Original Releases of $71.7 million due to higher revenue generated from our theatrical slate titles released in the prior year’s quarter for Borderlands and The Killer’s Games. The decrease was partially offset by revenue generated by the release of Ballerina: From the World of John Wick in the current quarter.

Direct Operating Expense. The decrease in direct operating expenses was due to lower Motion Picture revenue. The decrease in direct operating expenses as a percentage of revenue is driven by the performance and costs of the titles released during the three months ended September 30, 2025. There were no write-downs in investments in film included in Motion Picture segment direct operating expense in the three months ended September 30, 2025, as compared to $18.3 million in the three months ended September 30, 2024.

Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended September 30, 2025 was primarily due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. In the three months ended September 30, 2025 approximately $21.0 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $16.2 million in the three months ended September 30, 2024 in the Motion Picture segment.

Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended September 30, 2025 increased as compared to the three months ended September 30, 2024 as a result of lower Motion Picture direct operating expenses and lower distribution and marketing expenses, partially offset by lower Motion Picture revenue.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended September 30, 2025 decreased $0.1 million, or 0.4%.
Television Production

The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$198.7	$416.6	$(217.9)	(52.3)%
Expenses:
Direct operating expense	159.4	367.2	(207.8)	(56.6)%
Distribution & marketing expense	13.9	8.0	5.9	73.8%
Gross contribution	25.4	41.4	(16.0)	(38.6)%
General and administrative expenses	12.9	17.0	(4.1)	(24.1)%
Segment profit	$12.5	$24.4	$(11.9)	(48.8)%

Direct operating expense as a percentage of revenue	80.2%	88.1%

Gross contribution as a percentage of revenue	12.8%	9.9%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$110.9	$313.1	$(202.2)	(64.6)%
International	30.7	49.7	(19.0)	(38.2)%
Home Entertainment
Digital	38.0	34.3	3.7	10.8%
Packaged Media	0.4	0.5	(0.1)	(20.0)%
Total Home Entertainment	38.4	34.8	3.6	10.3%
Other	18.7	19.0	(0.3)	(1.6)%
	$198.7	$416.6	$(217.9)	(52.3)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended September 30, 2025 due to a decrease in the number of television episodes delivered.

International revenue in the three months ended September 30, 2025 decreased $19.0 million, or 38.2% as compared to the three months ended September 30, 2024 due to higher revenue generated internationally from episodes delivered in the prior quarter as compared to lower revenue generated from international television episodes delivered in the current period.

Home entertainment revenue in the three months ended September 30, 2025 increased $3.6 million, or 10.3% as compared to the three months ended September 30, 2024 due to higher digital media revenues.

Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2025 decreased $207.8 million, or 56.6% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year’s quarter.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2025 decreased as compared to the three months ended September 30, 2024, primarily due to lower Television Production revenue, partially offset by lower direct operating expenses.

General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $4.1 million, or 24.1%, primarily due to a decrease in salaries and related expenses.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024

Consolidated Results from Continuing Operations

The following table sets forth our unaudited condensed consolidated results from continuing operations for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture(1)	$543.7	$758.6	$(214.9)	(28.3)%
Television Production	487.2	658.0	(170.8)	(26.0)%
Total Studio Business	1,030.9	1,416.6	(385.7)	(27.2)%
Intersegment eliminations	(29.9)	(325.7)	295.8	(90.8)%
Total revenues	1,001.0	1,090.9	(89.9)	(8.2)%
Expenses:
Direct operating	639.3	761.4	(122.1)	(16.0)%
Distribution and marketing	220.7	228.0	(7.3)	(3.2)%
General and administration	158.2	183.6	(25.4)	(13.8)%
Depreciation and amortization	8.8	8.8	—	—%
Restructuring and other	30.5	32.4	(1.9)	(5.9)%
Total expenses	1,057.5	1,214.2	(156.7)	(12.9)%
Operating loss	(56.5)	(123.3)	66.8	(54.2)%
Interest expense	(135.9)	(131.5)	(4.4)	3.3%
Interest and other income	7.8	8.4	(0.6)	(7.1)%
Other losses, net	(13.9)	(15.1)	1.2	nm
Losses on extinguishment of debt	(2.2)	(4.2)	2.0	(47.6)%
Gain on investments, net	8.8	—	8.8	nm
Equity interests income (loss)	(3.1)	0.8	(3.9)	nm
Loss from continuing operations before income taxes	(195.0)	(264.9)	69.9	(26.4)%
Income tax provision	(8.2)	(9.5)	1.3	(13.7)%
Net loss from continuing operations	(203.2)	(274.4)	71.2	(25.9)%
Net income (loss) from discontinued operations, net of income taxes	(16.5)	33.5	(50.0)	nm
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(2.7)	18.2	(20.9)	nm
Net loss attributable to Lionsgate Studios Corp. shareholders	$(222.4)	$(222.7)	$0.3	(0.1)%
_______________________
nm - Percentage not meaningful.
(1)     During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $4.6 million was reclassified from the former Media Networks segment to the Motion Picture segment in the six months ended September 30, 2024 to conform to the current period presentation.

Revenues. Consolidated revenues decreased $89.9 million in the six months ended September 30, 2025 reflecting lower intersegment eliminations of $295.8 million and a decrease of $214.9 million and $170.8 million from Motion Picture and Television Productions, respectively. Intersegment eliminations relate to the licensing of products from our Studio Business to the former Media Networks segment prior to the Starz Separation.

Motion Picture revenue decreased $214.9 million due to lower television revenue, digital media home entertainment revenue and international revenue.

Television Production revenue decreased $170.8 million due to lower domestic television revenue, international revenue and other revenue.

The increase in intersegment eliminations of $295.8 million is due to lower Motion Picture and Television Production intersegment revenues from licenses of motion pictures and original series to the former Media Networks segment prior to the Starz Separation as discussed above. Following the Starz Separation, revenue from licenses to Starz are not eliminated from the consolidated results from continuing operations. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,
	2025		2024		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture(1)	$270.5	49.8%	$409.5	54.0%	$(139.0)	(33.9)%
Television Production	399.0	81.9%	569.5	86.6%	(170.5)	(29.9)%
Total Studio Business	669.5	64.9%	979.0	69.1%	(309.5)	(31.6)%
Other	12.5	nm	8.5	nm	4.0	nm
Intersegment eliminations	(42.7)	nm	(226.1)	nm	183.4	nm
	$639.3	63.9%	$761.4	69.8%	$(122.1)	(16.0)%
 _______________________
nm - Percentage not meaningful
(1)      Direct operating expenses for Motion Picture in the six months ended September 30, 2024 reflect the reclassification of $3.6 million from the former Media Networks segment to conform to the current period presentation.

Direct operating expenses decreased in the six months ended September 30, 2025, primarily due to lower direct operating expenses for our Television Production and Motion Picture segment and a decrease in intersegment eliminations. The decrease of expenses for the Television Production and Motion Picture segments was due to decreased revenue generated in each segment. The decrease in intersegment eliminations is primarily due to lower Motion Picture and Television Production intersegment revenue from licenses of motion pictures and original series, respectively, to the former Media Networks segment prior to the Starz Separation, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the six months ended September 30, 2025 and 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $11.5 million and $10.5 million, respectively, which was not allocated to the segments, and is included in direct operating expense. In addition, the six months ended September 30, 2024 includes a benefit from insurance recoveries on COVID related charges.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture(1)	$194.5	$209.5	$(15.0)	(7.2)%
Television Production	26.2	18.5	7.7	41.6%
Total Studio Business	$220.7	$228.0	$(7.3)	(3.2)%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$131.3	$142.0	$(10.7)	(7.5)%
______________________
(1) Motion Picture distribution and marketing expense in the six months ended September 30, 2024 reflects the reclassification of $1.4 million from the former Media Networks segment to conform to the current period presentation.

Distribution and marketing expenses decreased in the six months ended September 30, 2025, primarily due to lower expenses incurred in the Motion Picture segment, offset by an increase in expenses incurred in the Television Production segment. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,				Change
	2025	% of Revenues	2024	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture(1)	$45.8		$52.7		$(6.9)	(13.1)%
Television Production	23.4		34.8		(11.4)	(32.8)%
Total Studio Business	69.2		87.5		(18.3)	(20.9)%
Corporate	61.0		65.4		(4.4)	(6.7)%
Share-based compensation expense	24.1		26.9		(2.8)	(10.4)%
Purchase accounting and related adjustments	3.9		3.8		0.1	2.6%
Total general and administrative expenses	$158.2	15.8%	$183.6	16.8%	$(25.4)	(13.8)%
______________________
(1)     Motion Picture general and administrative expenses in the six months ended September 30, 2024 reflect the     reclassification of $1.4 million from the former Media Networks segment to conform to the current period presentation.

General and administrative expenses decreased in the six months ended September 30, 2025, resulting from decreased Studio Business and Corporate general and administrative expenses and share-based compensation expense. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses decreased $4.4 million, or 6.7%, primarily due to a decrease in professional fess and incentive based compensation.

The decrease in share-based compensation expense included in general and administrative expense in the six months ended September 30, 2025, as compared to the six months ended September 30, 2024 is primarily due to lower fair values in the current period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved, partially offset by share-based bonuses granted in the current period. The following table presents share-based compensation expense by financial statement line item:

	Six Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$24.1	$26.9
Restructuring and other(1)	0.9	4.6
Total share-based compensation expense	$25.0	$31.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Depreciation and Amortization Expense. Depreciation and amortization was $8.8 million for the six months ended September 30, 2025 and 2024.

Restructuring and Other. Restructuring and other decreased $1.9 million in the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the six months ended September 30, 2025 and 2024 (see Note 15 to our unaudited condensed consolidated financial statements):

	Six Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$9.8	$18.5	$(8.7)	(47.0)%
Severance(2)	14.8	4.1	10.7	nm
Transaction and other costs(3)	5.9	9.8	(3.9)	(39.8)%
	$30.5	$32.4	$(1.9)	(5.9)%
_______________________
(1)The Company recorded $8.6 million in development expenses during the six months ended September 30, 2025, representing write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. In addition, the amounts in the three and six months ended September 30, 2025 and 2024 include impairment costs of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company, primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs reflect transaction, integration and legal costs associated with certain strategic transactions, restructuring activities and costs associated with legal and other matters. In the six months ended September 30, 2025, amounts exclude transaction costs associated with the Starz Separation as such amounts are classified within discontinued operations.

Interest Expense. Interest expense of $135.9 million in the six months ended September 30, 2025 increased by $4.4 million from the six months ended September 30, 2024 due to higher average balances on variable rate corporate debt and film related obligations, offset by slightly lower average interest rates and a smaller benefit from the interest rate swaps. The following table presents the components of interest expense for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Interest Expense
Revolving credit facility	$11.9	$31.5
Term loans	2.0	38.7
Senior Notes	13.2	10.7
IP credit facilities(1)	42.5	6.0
Other(2)	66.3	44.6
Total interest expense	$135.9	$131.5
 ______________________
(1)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.
(2)Other interest expense includes payments associated with certain film related obligations (Production loans, Production Tax Credit Facility, Film Library Facility, Backlog Facility and other - see Note 8 to our unaudited condensed consolidated financial statements), interest expense associated with our 3 Arts Entertainment Credit Facility, payments and receipts associated with interest rate swaps along with the noncash amortization of unrealized gains in accumulated other comprehensive income related to dedesignated interest rate swaps which are being amortized to interest expense (see Note 18 to our unaudited condensed consolidated financial statements), and noncash amortization of debt issuance costs.

Interest and Other Income. Interest and other income of $7.8 million for the six months ended September 30, 2025 decreased as compared to interest and other income of $8.4 million for the six months ended September 30, 2024 due to lower interest income.

Other Losses, net. Other losses, net of $13.9 million for the six months ended September 30, 2025 decreased as compared to other losses, net of $15.1 million for the six months ended September 30, 2024. The decrease was due to lower losses related to our monetization of accounts receivable programs (see Note 19 to our unaudited condensed consolidated financial statements), partially offset by higher losses related to foreign currency during the six months ended September 30, 2025 as compared to the six months ended September 30, 2024.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $2.2 million during the six months ended September 30, 2025 resulted from the write-off of debt issuance costs following the termination and then modification of our revolving credit facility as part of the Starz Separation. During the six months ended September 30, 2024, a loss on extinguishment of debt of $4.2 million was recorded for the write-off of debt issuance costs associated with the voluntary prepayment of Term Loan A and Term Loan B. See Note 7 to our unaudited condensed consolidated financial statements.

Gain on Investments, net. Gain on investments, net of $8.8 million in the six months ended September 30, 2025 represented a gain on the sale of our equity method ownership interest in Spyglass and other investments. There was no comparable gain in the six months ended September 30, 2024.

Equity Interests Income (Loss). Equity interests loss of $3.1 million in the six months ended September 30, 2025 compared to equity interests income of $0.8 million in the six months ended September 30, 2024 is due to losses recognized during the current year to date compared to income generated by our equity method investees in the prior year period.

Income Tax Provision. We had an income tax provision of $8.2 million in the six months ended September 30, 2025, compared to an income tax provision of $9.5 million in the six months ended September 30, 2024. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders. Net loss attributable to our shareholders for the six months ended September 30, 2025 was $222.4 million, or basic and diluted net loss per common share of $0.79 on 280.8 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2024 of $222.7 million, or basic and diluted net loss per common share of $0.90 on 247.5 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024", Segment Results of Operations and Non-GAAP measures for a definition of the non-GAAP measure, total segment profit, which when presented outside of the segment information and reconciliations included in Note 15 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.

The following table reconciles the U.S. GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the six months ended September 30, 2025 and 2024. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based unaudited condensed consolidated statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses our unaudited condensed consolidated results of operations.

	Six Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Operating loss	$(56.5)	$(123.3)	$66.8	(54.2)%
Corporate general and administrative expenses	61.0	65.4	(4.4)	(6.7)%
Adjusted depreciation and amortization	6.8	6.8	—	—%
Restructuring and other	30.5	32.4	(1.9)	(5.9)%
COVID-19 related (benefit) charges	1.0	(2.1)	3.1	nm
Unallocated rent cost included in direct operating expense	11.5	10.5	1.0	9.5%
Adjusted share-based compensation expense	24.1	26.9	(2.8)	(10.4)%
Purchase accounting and related adjustments	5.9	5.9	—	—%
Total segment profit	$84.3	$22.5	$61.8	274.7%
________________________________
nm - Percentage not meaningful

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

	Six Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture(1)	$543.7	$758.6	$(214.9)	(28.3)%
Television Production	487.2	658.0	(170.8)	(26.0)%
Total Studio Business	$1,030.9	$1,416.6	$(385.7)	(27.2)%
Intersegment eliminations	(29.9)	(325.7)	295.8	(90.8)%
	$1,001.0	$1,090.9	$(89.9)	(8.2)%
Segment Profit
Studio Business
Motion Picture(1)	$32.9	$86.9	$(54.0)	(62.1)%
Television Production	38.6	35.2	3.4	9.7%
Total Studio Business	$71.5	$122.1	$(50.6)	(41.4)%
Intersegment eliminations	12.8	(99.6)	112.4	nm
	$84.3	$22.5	$61.8	274.7%
________________________________
nm - Percentage not meaningful.
(1) Revenue and Segment Profit of the Motion Picture segment reflects the reclassification from the former Media Networks segment in the six months ended September 30, 2024 to conform to the current period presentation as described above, as follows: (i) revenue of $4.6 million; (ii) direct operating expense of $3.6 million; (iii) distribution and marketing expense of $1.4 million; and (iv) general and administration expense of $1.4 million, which resulted in segment loss of $1.8 million reclassified.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture

The table below sets forth Motion Picture gross contribution and segment profit for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,		Change
	2025	2024 (1)	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$543.7	$758.6	$(214.9)	(28.3)%
Expenses:
Direct operating expense	270.5	409.5	(139.0)	(33.9)%
Distribution & marketing expense	194.5	209.5	(15.0)	(7.2)%
Gross contribution	78.7	139.6	(60.9)	(43.6)%
General and administrative expenses	45.8	52.7	(6.9)	(13.1)%
Segment profit	$32.9	$86.9	$(54.0)	(62.1)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$131.3	$142.0	$(10.7)	(7.5)%

Direct operating expense as a percentage of revenue	49.8%	54.0%

Gross contribution as a percentage of revenue	14.5%	18.4%

___________________________________

(1) The six months ended September 30, 2024 reflects the reclassification of (i) revenue of $4.6 million; (ii) direct operating expense of $3.6 million; (iii) distribution and marketing expense of $1.4 million; and (iv) general and administration expense of $1.4 million, which resulted in segment loss of $1.8 million reclassified, from the former Media Networks Segment to Motion Picture to conform to the current period presentation

Revenue. The table below sets forth Motion Picture revenue by media and product category for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025			2024			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$44.6	$2.6	$47.2	$53.5	$2.6	$56.1	$(8.9)
Home Entertainment
Digital Media	145.2	87.4	232.6	172.4	82.2	254.6	(22.0)
Packaged Media	10.9	7.4	18.3	12.9	8.9	21.8	(3.5)
Total Home Entertainment	156.1	94.8	250.9	185.3	91.1	276.4	(25.5)
Television	62.2	11.8	74.0	180.7	16.0	196.7	(122.7)
International(3)	121.8	35.7	157.5	176.9	43.7	220.6	(63.1)
Other	7.4	6.7	14.1	5.1	3.7	8.8	5.3
	$392.1	$151.6	$543.7	$601.5	$157.1	$758.6	$(214.9)
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
(3)International revenue in the six months ended September 30, 2024 reflects the reclassification of $4.6 million from the former Media Networks segment to conform to the current period presentation.

Theatrical revenue decreased $8.9 million in the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily due to a decline of Lionsgate Original multi-platform releases, driven by revenue in the prior year's period from The Strangers: Chapter 1. This decrease was partially offset by an increase from the theatrical slate release of Ballerina: From the World of John Wick in the current period.

Home entertainment revenue decreased $25.5 million, or 9.2%, in the six months ended September 30, 2025, as compared to the six months ended September 30, 2024, due to lower digital media revenue of $22.0 million, primarily due to lower revenue generated from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases was lower by $27.2 million due to revenue in the prior year’s period from The Ministry of Ungentlemanly Warfare, partially offset by revenue in the current period from the digital release of Ballerina: From the World of John Wick.

Television revenue decreased $122.7 million, or 62.4%, in the six months ended September 30, 2025, as compared to the six months ended September 30, 2024 due to lower revenue generated from Lionsgate Original Releases in the current period from the fiscal 2025 theatrical slate titles with television windows opening, as compared to the fiscal 2024 theatrical slate titles with television windows opening during the prior year, which included significant revenue from The Hunger Games: The Ballad of Songbirds & Snakes.

International revenue decreased $63.1 million, or 28.6%, in the six months ended September 30, 2025, as compared to the six months ended September 30, 2024 due to a decrease from Lionsgate Original Releases of $55.1 million due to lower revenue generated from our theatrical slate titles released in the current period for Ballerina: From the World of John Wick and Shadow Force as compared to the 2024 theatrical slate titles released, specifically, Borderlands, that generated higher revenue. In addition, there was a decrease in revenue from our acquired library titles.

Direct Operating Expense. The decrease in direct operating expenses was due to lower Motion Picture revenue. The decrease in direct operating expenses as a percentage of revenue is driven by the performance and costs of the titles released during the six months ended September 30, 2025. There were no write-downs in investments in film included in Motion Picture segment direct operating expense in the six months ended September 30, 2025, as compared to $18.5 million in the six months ended September 30, 2024.

Distribution and Marketing Expense. The decrease in distribution and marketing expense in the six months ended September 30, 2025 was primarily due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. In the six months ended September 30, 2025 approximately $24.5 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $18.2 million in the six months ended September 30, 2024 in the Motion Picture segment.

Gross Contribution. Gross contribution of the Motion Picture segment for the six months ended September 30, 2025 decreased as compared to the six months ended September 30, 2024 as a result of lower Motion Picture revenue, partially offset by lower direct operating and distribution and marketing expenses.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2025 decreased $6.9 million, or 13.1%, primarily due to a decrease in salaries and related expenses and incentive based compensation.
Television Production

The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$487.2	$658.0	$(170.8)	(26.0)%
Expenses:
Direct operating expense	399.0	569.5	(170.5)	(29.9)%
Distribution & marketing expense	26.2	18.5	7.7	41.6%
Gross contribution	62.0	70.0	(8.0)	(11.4)%
General and administrative expenses	23.4	34.8	(11.4)	(32.8)%
Segment profit	$38.6	$35.2	$3.4	9.7%

Direct operating expense as a percentage of revenue	81.9%	86.6%

Gross contribution as a percentage of revenue	12.7%	10.6%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2025 and 2024.

	Six Months Ended
	September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$276.5	$473.2	$(196.7)	(41.6)%
International	77.1	85.5	(8.4)	(9.8)%
Home Entertainment
Digital	90.6	53.2	37.4	70.3%
Packaged Media	1.6	1.3	0.3	23.1%
Total Home Entertainment	92.2	54.5	37.7	69.2%
Other	41.4	44.8	(3.4)	(7.6)%
	$487.2	$658.0	$(170.8)	(26.0)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the six months ended September 30, 2025 due to a lower number of television episodes delivered.

International revenue in the six months ended September 30, 2025 decreased $8.4 million, or 9.8% as compared to the six months ended September 30, 2024 primarily due to higher revenue from Mythic Quest Season 4 in the prior year’s period as compared to The Rookie Season 7 in the current period.

Home entertainment revenue in the six months ended September 30, 2025 increased $37.7 million, or 69.2% as compared to the six months ended September 30, 2024 primarily due to higher digital media revenues, which reflected significant revenue in the current period for The Chosen Season 5.

Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2025 decreased $170.5 million, or 29.9% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current period as compared to the prior year’s period.
Gross Contribution. Gross contribution of the Television Production segment for the six months ended September 30, 2025 decreased as compared to the six months ended September 30, 2024, due to lower Television Production revenue and higher distribution and marketing expenses, partially offset by lower direct operating expenses.

General and Administrative Expense. General and administrative expenses of the Television Production segment decreased $11.4 million, or 32.8%, primarily due to a decrease in salaries and related expenses and incentive based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our liquidity and capital requirements in the six months ended September 30, 2025 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of September 30, 2025, we had cash and cash equivalents of $202.4 million.

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

In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”), were repaid in full and all commitments thereunder were terminated. The Company entered into a new credit agreement (the “Lionsgate Credit Agreement”) which provides an $800.0 million senior secured revolving credit facility, which may be increased up to $1,200.0 million. The Company also assumed the Senior Notes and pursuant to the terms thereof, the Company assumed and agreed to perform as primary obligor all obligations of the initial issuer under the Senior Notes and the initial issuer, a wholly-owned subsidiary of Starz Entertainment Corp. was released and discharged.

Corporate Debt

Our corporate debt as of September 30, 2025, excluding film related obligations discussed further below, consisted of the following:

•Lionsgate Credit Agreement: We have an $800.0 million revolving credit facility (with no amounts outstanding as of September 30, 2025), which may be increased to a total amount not in excess of $1,200.0 million, subject to the terms and conditions set forth therein. We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•Senior Notes: We have $389.9 million outstanding of 6.0% senior notes due 2030 (the “Senior Notes”).
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $303.4 million outstanding as of September 30, 2025. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility. In September 2024, as amended in November 2024, December 2024, March 2025, June 2025 and September 2025, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “LG IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $1,250.0 million as of September 30, 2025 subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of September 30, 2025, $1,250.0 million was outstanding under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.
•3 Arts Credit Facility. On May 29, 2025 in preparation for the A & A purchase (see Note 3 to our unaudited condensed consolidated financial statements), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. As of September 30, 2025, $30.7 million was outstanding under the 3 Arts Credit Facility. Advances under the 3 Arts Credit Facility are payable at maturity, which is on May 29, 2029. As of September 30, 2025, there was $19.3 million available under the 3 Arts Credit Facility.

See Note 7 to our unaudited condensed consolidated financial statements for discussion of our corporate debt.

Film Related Obligations

We utilize our film related obligations to fund our film and television productions. Our film related obligations as of September 30, 2025 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. As of September 30, 2025, there was $1,354.3 million outstanding under the production loans.
•Production Tax Credit Facility: As of September 30, 2025, we had a $380.0 million non-recourse senior secured revolving credit facility due January 2028 based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). Cash collections from the tax credit receivables are used to repay outstanding borrowings under the facility. As of September 30, 2025, $382.1 million in tax credit receivables served as collateral and $67.4 million remained available for borrowing. As of September 30, 2025, there was $312.6 million outstanding under the Production Tax Credit Facility.
•Film Library Facility: In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “Film Library Facility”). The facility was collateralized exclusively by the Company’s rights in certain acquired film library titles. The maximum principal amount available under the Film Library Facility was $161.9 million, subject to the valuation of eligible collateral, which was based on projected cash flows from the libraries. During the six months ended September 30, 2025, the outstanding balance of $59.7 million was fully repaid and all commitments were terminated.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of September 30, 2025 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of September 30, 2025, there was $175.0 million outstanding under the Backlog Facility.
◦Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of September 30, 2025, there was $128.6 million outstanding under the “other” loans, with contractual repayment dates in October 2025, July 2026, and December 2027. As of September 30, 2025, accounts receivable amounting to $58.0 million and contracted receivables not yet reflected as accounts receivable on the balance sheet as of September 30, 2025 amounting to $91.3 million represented collateral related to the “other” loans.

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

In addition, the Company has a redeemable noncontrolling interest balance of $107.1 million as of September 30, 2025 related to 3 Arts Entertainment and A & A Management, and $89.8 million included in other liabilities, noncurrent, representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest, which may require the use of cash in the event the holders of the noncontrolling interests require us to repurchase their interests (see Note 10 to our unaudited condensed consolidated financial statements).

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

Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term through our cash flow from operations, our revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, 3 Arts Credit Facility, production loans, government incentive programs, the monetization of trade accounts receivable, our Production Tax Credit Facility, our Backlog Facility, and other obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates and ongoing disruptions in financial markets and in commercial activity generally related to changes in monetary and fiscal policy, tariffs, United States political developments, geopolitical events and other sources of instability, could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of September 30, 2025 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of September 30, 2025 (on-balance sheet arrangements)
Corporate debt(1):
Senior Notes	$389.9	$—	$389.9
eOne IP Credit Facility	303.4	36.6	266.8
LG IP Credit Facility	1,250.0	100.0	1,150.0
3 Arts Credit Facility	30.7	—	30.7
Film related obligations(2)	1,970.5	1,166.9	803.6
Content related payables(3)	28.0	27.1	0.9
Operating lease obligations	323.5	45.1	278.4
	4,296.0	1,375.7	2,920.3
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	333.1	129.4	203.7
Interest payments(5)	532.9	186.5	346.4
Other contractual obligations	382.1	77.0	305.1
	1,248.1	392.9	855.2
Total future repayment of debt and other commitments under contractual obligations (6)	$5,544.1	$1,768.6	$3,775.5
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
(5)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at September 30, 2025, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $89.8 million included in other liabilities, noncurrent representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $87.5 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

For additional details of contingencies, see Note 17 to our unaudited condensed consolidated financial statements.

Discussion of Operating, Investing, Financing Cash Flows

Cash, cash equivalents and restricted cash decreased by $5.7 million for the six months ended September 30, 2025 and decreased by $84.4 million for the six months ended September 30, 2024, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows used in operating activities attributable to continuing operations for the six months ended September 30, 2025 and 2024 were as follows:

	Six Months Ended
	September 30,
	2025	2024	Net Change
	(Amounts in millions)
Net Cash Flows Used In Operating Activities - Continuing Operations	$(213.1)	$(161.4)	$(51.7)

Cash flows used in operating activities attributable to continuing operations for the six months ended September 30, 2025 were $213.1 million compared to cash flows used in operating activities attributable to continuing operations of $161.4 million for the six months ended September 30, 2024. The increase in cash used in operating activities is primarily due to lower cash flows from operating activities before changes in operating assets and liabilities of $52.5 million.The change in operating assets and liabilities included lower cash used for investment in film and television programs, decreases in other assets and increases in accounts payable and accrued liabilities offset by lower proceeds from decreases in accounts receivable and lower increases in deferred revenue.

Investing Activities. Cash flows used in investing activities attributable to continuing operations for the six months ended September 30, 2025 and 2024 were as follows:

	Six Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Acquisition of businesses, net of cash acquired (see Note 3)	$(29.4)	$—
Net proceeds from purchase price adjustments for eOne acquisition	—	12.0
Proceeds from the sale of equity method investments	34.0	—
Investment in equity method investees and other	(2.3)	(2.0)
Distributions from equity method investees and other	0.3	—
Acquisition of assets (film library and related assets)	—	(35.0)
Capital expenditures	(6.7)	(8.6)
Net Cash Flows Used In Investing Activities - Continuing Operations	$(4.1)	$(33.6)

Cash flows used in investing activities attributable to continuing operations were $4.1 million for the six months ended September 30, 2025 compared to cash flows used in investing activities attributable to continuing operations of $33.6 million for the six months ended September 30, 2024. The decrease was primarily due to proceeds from the sale of our equity method investment in Spyglass, partially offset by cash used for the acquisition of A&A in the current period, as compared to the cash used for the acquisition of a film library and related assets, partially offset by proceeds from the settlement of certain working capital items pursuant to the Purchase Agreement for eOne in the prior year period.

Financing Activities. Cash flows provided by financing activities attributable to continuing operations for the six months ended September 30, 2025 and 2024 were as follows:

	Six Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$1,728.5	$2,537.5
Debt - repurchases and repayments	(1,779.0)	(2,569.0)
Net repayments of debt	(50.5)	(31.5)

Film related obligations - borrowings	1,411.5	1,152.7
Film related obligations - repayments	(1,447.7)	(1,236.0)
Net repayments of film related obligations	(36.2)	(83.3)

Cash settlement in connection with Starz Separation refinancing (see Note 7)	262.8	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	(3.5)	283.1
Purchase of noncontrolling interest	—	(7.4)
Other financing activities	(15.4)	(28.9)
Net Cash Flows Provided By Financing Activities - Continuing Operations	$157.2	$132.0

Cash flows provided by financing activities attributable to continuing operations were $157.2 million for the six months ended September 30, 2025 compared to cash flows provided by financing activities attributable to continuing operations of $132.0 million for the six months ended September 30, 2024. Cash flows provided by financing activities attributable to continuing operations for the six months ended September 30, 2025 primarily reflect net cash settlement received in connection with the Starz Separation refinancing, offset by total net repayments of $86.7 million related to debt and film obligations.

Cash flows provided by financing activities attributable to continuing operations of $132.0 million for the six months ended September 30, 2024 primarily reflect net proceeds from the sale of a noncontrolling interest in Legacy Lionsgate Studios of $283.1 million, offset by total net repayments of $114.8 million related to debt and film obligations. The net repayments included the prepayment of $84.9 million principal amount of the Term Loan A and $214.1 million principal amount of the Term Loan B and required repayments on our term loans, along with borrowings and repayments under the Old Lionsgate revolving credit facility for working capital purposes. Cash used for other financing activities of $28.9 million primarily represented tax withholding required on equity awards of $28.6 million.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 11 to our unaudited condensed consolidated financial statements, remaining performance obligations were $2.1 billion at September 30, 2025 (March 31, 2025 - $1.5 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.6 billion at September 30, 2025 (March 31, 2025 - $1.1 billion).

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

Interest Rate Risk. At September 30, 2025, we had interest rate swap agreements to fix the interest rate on $920.4 million of variable rate SOFR-based debt. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, and 3 Arts Credit Facility and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility is a rate per annum equal to, at LGTV’s option, either Term SOFR (subject to a 0.00% floor) or a base rate, plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. Advances under the eOne IP Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $800.0 million, based on the applicable SOFR in effect as of September 30, 2025, each quarter point change in interest rates would result in a $3.7 million change in annual net interest expense on the revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, 3 Arts Credit Facility and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Backlog Facility and others) incur primarily SOFR-based interest, with applicable margins ranging from 1.00% to 4.50% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.4 million in additional costs capitalized to the respective film or television asset for production loans, and a $1.5 million change in annual net interest expense (based on the outstanding principal amount of such loans).

As of September 30, 2025, our Senior Notes had an outstanding carrying value of $382.4 million, and an estimated fair value of $363.5 million. A 1% increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $13.7 million, and a 1% decrease in the level of interest rates would increase the fair value of the Senior Notes by approximately $14.5 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2025:

	Six Months Ending March 31,	Year Ending March 31,						Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	September 30, 2025
			(Amounts in millions)
Variable Rates:
eOne IP Credit Facility(1)	$17.0	$34.0	$34.0	$34.0	$184.4	$—	$303.4	$303.4
Average Interest Rate	6.38%	6.38%	6.38%	6.38%	6.38%	—
LG IP Credit Facility(1)	62.5	125.0	125.0	125.0	812.5	—	1,250.0	1,250.0
Average Interest Rate	6.38%	6.38%	6.38%	6.38%	6.38%	—
3 Arts Credit Facility(1)	—	—	—	—	30.7	—	30.7	30.7
Average Interest Rate	—%	—%	—%	—%	6.63%	—
Film related obligations(2)	922.6	568.1	402.4	—	—	77.4	1,970.5	1,970.5
Average Interest Rate	5.94%	5.51%	5.67%	—	—	5.38%
Fixed Rates:
Senior Notes	—	—	—	—	—	389.9	389.9	363.5
Interest Rate	—	—	—	—	—	6.00%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	727.7	192.7	—	—	—	920.4	(4.2)
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, Backlog Facility and other), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 8 to our unaudited condensed consolidated financial statements for further information).
(3)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 3.45% to 4.10% with maturities from August 2026 to June 2027. See Note 18 to our unaudited condensed consolidated financial statements.

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

As of September 30, 2025, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2025.

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

For a discussion of certain claims and legal proceedings, see Note 17 - Commitments and Contingencies to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A. RISK FACTORS.

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 Form 10-K and Part II, Item 1A of the Form 10-Q for the first quarter ended June 30, 2025, in each case under the heading “Risk Factors.” Except for the risk factors disclosed in Part II, Item 1A of the first quarter ended June 30, 2025 Form 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no other material changes to the Company’s risk factors previously reported in the 2025 Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	5/7/2025
3.2	Notice of Articles	8-K	3.2	5/7/2025
4.1	Shareholder Rights Agreement, dated as of May 7, 2025, between Lionsgate Studios Corp. and Computershare Investor Services, Inc., which includes the form of Right Certificate as Exhibit A.	8-K	4.1	5/7/2025
4.1.9x	Supplemental Indenture No. 9 dated September 23, 2025.
10.26†
Amendment No. 3 to the Amended and Restated Credit, Security and Pledge Agreement dated as of June 27, 2025 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, City National Bank, Axos Bank, Flagstar Bank, N.A., Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, Western Alliance Bank, Truist Bank, TCBI Securities, Inc., and Wells Fargo Bank, N.A., as joint lead arrangers, and Bank of Hope, Sunflower Bank and Preferred Bank, as co-managers.

		8-K	10.1	10/1/2025
10.27†
Amendment No. 4 to the Amended and Restated Credit, Security and Pledge Agreement dated as of September 26, 2025 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and co-lead arranger, East West Bank, as reserve deposit agent, Fifth Third Bank, N.A., Western Alliance Bank, Wells Fargo Bank, N.A., Flagstar Bank, N.A., Texas Capital Bank and Truist Securities, Inc., as joint lead arrangers, City National Bank, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust), Huntington Bank, First Horizon Bank, Axos Bank, Bank of Hope and First-Citizens Bank & Trust Company as co-documentation agents, and Sunflower Bank, N.A., Bank of America, N.A., Regions Bank and Preferred Bank, as co-managers.
		8-K	10.2	10/1/2025
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
xx	Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 6, 2025		Title:	Chief Financial Officer