Form 10-Q
period 2025-12-31
Lionsgate Studios Corp.
filed 2026-02-05
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 2, 2026
Common Shares, no par value per share	290,187,242 shares

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are based on management’s current expectations and assumptions regarding future events, many of which are outside of our control and difficult to predict, and which may prove to be incorrect. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. “Risk Factors” herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Form 10-K, and this report.

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

Any forward-looking statements which we make in this report speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

This Quarterly Report on Form 10-Q may contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us, by, any other company.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$182.4	$212.5
Accounts receivable, net	772.2	585.6
Other current assets	364.9	362.1
Assets of discontinued operations - current	—	75.8
Total current assets	1,319.5	1,236.0
Investment in films and television programs, net	2,223.3	1,994.2
Property and equipment, net	34.4	34.1
Investments	36.3	77.8
Intangible assets, net	27.0	20.8
Goodwill	846.8	808.5
Other noncurrent assets	756.9	827.1
Assets of discontinued operations - noncurrent	—	1,823.6
Total assets	$5,244.2	$6,822.1
LIABILITIES
Accounts payable	$258.6	$256.5
Content related payables - current	20.6	35.2
Accrued expenses and other current liabilities	199.6	228.8
Participations and residuals	601.6	642.5
Film related obligations - current	1,214.0	1,617.8
Debt - current	159.0	134.0
Deferred revenue - current	415.3	201.7
Liabilities of discontinued operations - current	—	350.8
Total current liabilities	2,868.7	3,467.3
Debt - noncurrent	1,763.8	1,838.9
Participations and residuals	420.8	409.3
Film related obligations - noncurrent	838.5	365.1
Other noncurrent liabilities	392.1	417.3
Deferred revenue	79.7	169.1
Deferred tax liabilities	12.1	12.9
Liabilities of discontinued operations - noncurrent	—	401.2
Total liabilities	6,375.7	7,081.1

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	113.7	93.7

EQUITY (DEFICIT)
Common shares, no par value, unlimited shares authorized, 290.1 shares issued (March 31, 2025 - nil)	2,474.2	—
Old Lionsgate Class A voting common shares, no par value (March 31, 2025 - 83.7 shares issued)	—	674.7
Old Lionsgate Class B non-voting common shares, no par value (March 31, 2025 - 156.8 shares issued)	—	2,522.1
Accumulated deficit	(3,803.0)	(3,534.1)
Accumulated other comprehensive income	52.4	72.6
Total Lionsgate Studios Corp. shareholders' equity (deficit)	(1,276.4)	(264.7)
Noncontrolling interests	31.2	(88.0)
Total equity (deficit)	(1,245.2)	(352.7)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,244.2	$6,822.1

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues	$724.3	$628.2	$1,725.3	$1,719.1
Expenses
Direct operating	427.3	397.7	1,066.6	1,159.1
Distribution and marketing	153.2	80.2	373.9	308.2
General and administration	94.1	85.7	252.3	269.3
Depreciation and amortization	4.4	4.4	13.2	13.2
Restructuring and other	9.3	32.5	39.8	64.9
Total expenses	688.3	600.5	1,745.8	1,814.7
Operating income (loss)	36.0	27.7	(20.5)	(95.6)
Interest expense	(65.0)	(63.7)	(200.9)	(195.1)
Interest and other income	4.0	3.1	11.8	11.5
Other income (loss), net	(7.6)	10.2	(21.5)	(5.2)
Loss on extinguishment of debt	—	(0.3)	(2.2)	(4.5)
Gain on investments, net	—	—	8.8	—
Equity interests income (loss)	(5.1)	7.6	(8.2)	8.5
Loss from continuing operations before income taxes	(37.7)	(15.4)	(232.7)	(280.4)
Income tax provision	(6.7)	(4.3)	(14.9)	(13.8)
Net loss from continuing operations, net of income taxes	(44.4)	(19.7)	(247.6)	(294.2)
Net income (loss) from discontinued operations, net of income taxes	—	1.2	(16.5)	34.7
Net loss	(44.4)	(18.5)	(264.1)	(259.5)
Net (income) loss attributable to noncontrolling interests	(1.8)	(3.4)	(4.4)	14.8
Net loss attributable to Lionsgate Studios Corp. shareholders	$(46.2)	$(21.9)	$(268.5)	$(244.7)

Amounts attributable to Lionsgate Studios Corp. shareholders:
Net loss from continuing operations	$(46.2)	$(23.1)	$(252.0)	$(279.4)
Net income (loss) from discontinued operations, net of tax	—	1.2	(16.5)	34.7
Net loss attributable to Lionsgate Studios Corp. shareholders	$(46.2)	$(21.9)	$(268.5)	$(244.7)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share - continuing operations	$(0.16)	$(0.09)	$(0.89)	$(1.13)
Basic net income (loss) per common share - discontinued operations	—	—	(0.06)	0.14
Basic net loss per common share	$(0.16)	$(0.09)	$(0.95)	$(0.99)

Diluted net loss per common share - continuing operations	$(0.16)	$(0.09)	$(0.89)	$(1.13)
Diluted net income (loss) per common share - discontinued operations	—	—	(0.06)	0.14
Diluted net loss per common share	$(0.16)	$(0.09)	$(0.95)	$(0.99)

Weighted average number of common shares outstanding:
Basic	290.0	250.2	283.9	248.4
Diluted	290.0	250.2	283.9	248.4
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net loss from continuing operations, net of income taxes	$(44.4)	$(19.7)	$(247.6)	$(294.2)
Foreign currency translation adjustments, net of tax	5.9	(24.4)	18.3	(12.7)
Net unrealized gain (loss) on cash flow hedges, net of tax	(6.9)	0.7	(27.1)	(19.1)
Comprehensive loss from continuing operations	(45.4)	(43.4)	(256.4)	(326.0)
Net income (loss) from discontinued operations, net of income taxes	—	1.2	(16.5)	34.7
Comprehensive loss	(45.4)	(42.2)	(272.9)	(291.3)
Net (income) loss attributable to noncontrolling interests	(1.8)	(3.4)	(4.4)	14.8
Comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(47.2)	$(45.6)	$(277.3)	$(276.5)

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Three Months Ended
	Lionsgate		Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares		Common Shares
	Number	Amount	Number	Amount	Number	Amount
Balance at September 30, 2025	289.6	2,442.1	—	$—	—	$—	$(3,756.9)	$53.4	$(1,261.4)	$30.6	$(1,230.8)
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	—	4.6	—	—	—	—	—	—	4.6	—	4.6
Exercise of stock options	—	0.1	—	—	—	—	—	—	0.1	—	0.1
Share-based compensation post Starz separation, net of share cancellations for taxes	0.4	27.0	—	—	—	—	—	—	27.0	—	27.0
Issuance of common shares related to acquisitions and other	0.1	0.4	—	—	—	—	—	—	0.4	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Net income (loss)	—	—	—	—	—	—	(46.2)	—	(46.2)	1.5	(44.7)
Other comprehensive income (loss)	—	—	—	—	—	—	0.1	(1.0)	(0.9)	—	(0.9)
Balance at December 31, 2025	290.1	$2,474.2	—	$—	—	$—	$(3,803.0)	$52.4	$(1,276.4)	$31.2	$(1,245.2)

Balance at September 30, 2024	—	—	83.6	$674.0	156.4	$2,483.7	$(3,396.4)	$96.6	$(142.1)	$(82.5)	$(224.6)
Exercise of stock options	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Issuance of common shares related to acquisitions and other	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Share-based compensation, net of share cancellations for taxes	—	—	0.1	0.3	0.2	19.2	—	—	19.5	—	19.5
Noncontrolling interest reclassification	—	—	—	—	—	—	(4.0)	—	(4.0)	0.6	(3.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6.1)	(6.1)
Net income (loss)	—	—	—	—	—	—	(21.9)	—	(21.9)	3.7	(18.2)
Other comprehensive loss	—	—	—	—	—	—	—	(20.2)	(20.2)	(3.5)	(23.7)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Balance at December 31, 2024	—	$—	83.7	$674.5	156.6	$2,503.5	$(3,422.7)	$76.4	$(168.3)	$(87.8)	$(256.1)

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Nine Months Ended
	Lionsgate		Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares		Common Shares
	Number	Amount	Number	Amount	Number	Amount
Balance at March 31, 2025	—	$—	83.7	$674.7	156.8	$2,522.1	$(3,534.1)	$72.6	$(264.7)	$(88.0)	$(352.7)
Share-based compensation prior to Starz separation, net of share cancellations for taxes	—	—	—	0.1	0.1	6.8	—	—	6.9	—	6.9
Issuance of common shares related to acquisitions and other prior to Starz separation	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	250.8	2,564.1	(83.7)	(675.0)	(156.9)	(2,529.1)	—	(19.2)	(659.2)	—	(659.2)
Issuance of Lionsgate common shares for LG Studios Flip and acquisition of noncontrolling interest in Lionsgate Studios	34.9	(124.6)	—	—	—	—	—	7.8	(116.8)	116.8	—
Exercise of stock options, post Starz separation	—	0.1	—	—	—	—	—	—	0.1	—	0.1
Share-based compensation post Starz separation, net of share cancellations for taxes	4.3	34.2	—	—	—	—	—	—	34.2	—	34.2
Issuance of common shares related to acquisitions and other, post Starz separation	0.1	0.4	—	—	—	—	—	—	0.4	—	0.4
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Net income (loss)	—	—	—	—	—	—	(268.5)	—	(268.5)	4.1	(264.4)
Other comprehensive loss	—	—	—	—	—	—	—	(8.8)	(8.8)	—	(8.8)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Balance at December 31, 2025	290.1	$2,474.2	—	$—	—	$—	$(3,803.0)	$52.4	$(1,276.4)	$31.2	$(1,245.2)

Balance at March 31, 2024	—	$—	83.6	$673.6	151.7	$2,474.4	$(3,576.7)	$116.0	$(312.7)	$2.2	$(310.5)
Exercise of stock options	—	—	—	—	0.1	0.7	—	—	0.7	—	0.7
Share-based compensation, net of share cancellations for taxes	—	—	0.1	0.7	4.8	28.2	—	—	28.9	—	28.9
Issuance of common shares related to acquisitions and other	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6.7)	(6.7)
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp.	—	—	—	—	—	—	389.7	(11.3)	378.4	(100.2)	278.2
Noncontrolling interests	—	—	—	—	—	—	—	—	—	33.6	33.6
Net loss	—	—	—	—	—	—	(244.7)	—	(244.7)	(13.2)	(257.9)
Other comprehensive loss	—	—	—	—	—	—	—	(28.3)	(28.3)	(3.5)	(31.8)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	9.0	—	9.0	—	9.0
Balance at December 31, 2024	—	$—	83.7	$674.5	156.6	$2,503.5	$(3,422.7)	$76.4	$(168.3)	$(87.8)	$(256.1)
_________________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	December 31,
	2025	2024
Operating Activities:
Net loss	$(264.1)	$(259.5)
Less: Net income (loss) from discontinued operations, net of tax	(16.5)	34.7
Net loss from continuing operations, net of tax	(247.6)	(294.2)
Adjustments to reconcile net loss from continuing operations, net of tax to net cash used in operating activities:
Depreciation and amortization	13.2	13.2
Amortization of films and television programs	679.7	772.1
Amortization of debt financing costs and other non-cash interest	7.0	23.3
Non-cash share-based compensation	50.9	46.0
Other non-cash items	50.6	25.5
Content and other impairments	14.8	25.8
Loss on extinguishment of debt	2.2	4.5
Equity interests (income) loss	8.2	(8.5)
Gain on investments, net	(8.8)	—
Deferred income taxes	0.8	11.8
Changes in operating assets and liabilities:
Accounts receivable, net	44.0	318.5
Investment in films and television programs, net	(932.1)	(1,262.6)
Other assets	61.3	(26.4)
Accounts payable and accrued liabilities	(100.0)	(163.8)
Participations and residuals	(32.8)	(83.8)
Content related payables	(20.1)	(9.6)
Deferred revenue	87.0	262.6
Net Cash Flows Used In Operating Activities - Continuing Operations	(321.7)	(345.6)
Net Cash Flows Provided By (Used In) Operating Activities - Discontinued Operations	77.8	(14.1)
Net Cash Flows Used In Operating Activities	(243.9)	(359.7)
Investing Activities:
Acquisition of businesses, net of cash acquired (see Note 3)	(29.4)	—
Net proceeds from purchase price adjustments for eOne acquisition	—	12.0
Proceeds from the sale of equity method and other investments	34.0	1.5
Acquisition of assets (film library and related assets)	—	(35.0)
Investment in equity method investees and other	(2.3)	(2.0)
Distributions from equity method investees and other	0.3	—
Capital expenditures	(9.7)	(9.9)
Repayment of loans receivable	—	0.8
Net Cash Flows Used In Investing Activities - Continuing Operations	(7.1)	(32.6)
Net Cash Flows Used In Investing Activities - Discontinued Operations	(1.5)	(13.7)
Net Cash Flows Used In Investing Activities	(8.6)	(46.3)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	2,331.6	3,557.7
Debt - repurchases and repayments	(2,396.3)	(3,493.0)
Film related obligations - borrowings	2,085.2	1,494.9

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	December 31,
	2025	2024
Film related obligations - repayments	(2,033.9)	(1,582.4)
Cash settlement in connection with Starz Separation refinancing (see Note 7)	262.8	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	(3.5)	281.7
Purchase of noncontrolling interest	—	(7.4)
Distributions to noncontrolling interest	(3.7)	(6.7)
Exercise of stock options	0.1	0.7
Tax withholding required on equity awards	(13.4)	(28.7)
Net Cash Flows Provided By Financing Activities - Continuing Operations	228.9	216.8
Net Cash Flows Provided By (Used In) Financing Activities - Discontinued Operations	(22.3)	75.6
Net Cash Flows Provided By Financing Activities	206.6	292.4
Net Change In Cash, Cash Equivalents and Restricted Cash	(45.9)	(113.6)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	2.3	(3.7)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	291.6	371.4
Cash, Cash Equivalents and Restricted Cash - End Of Period	$248.0	$254.1

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

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company, and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. The Starz Business is reflected as discontinued operations in the financial statements following the completion of the Starz Separation. See Note 2 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the completion of the Starz Separation and related transactions, pre-transaction Old Lionsgate shareholders holding Class A voting shares (“Old Lionsgate Class A Shares”) received one and twelve one-hundredths (1.12) Lionsgate new common shares (“Lionsgate Common Shares”) and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares (“Starz Common Shares”) per Class A voting share held and pre-transaction Old Lionsgate shareholders holding Class B non-voting shares (“Old Lionsgate Class B Shares”) received one Lionsgate Common Share and one Starz Common Share per Class B non-voting share held. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios common share, without par value (“Legacy Lionsgate Studios Common Shares”), they held, a number of Lionsgate Common Shares equal to the product of the Lionsgate Studios Consideration Shares (as defined below) divided by the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation and held by Legacy Lionsgate Studios shareholders other than Old Lionsgate (such shares, the “LG Studios Flip Shares” and such ratio, the “LG Studios Reorganization Ratio”). The LG Studios Consideration Shares equals the aggregate number of Legacy Lionsgate Studios Common Shares obtained when the LG Studios Flip Percentage (as defined below) is multiplied by the quotient of (a) the aggregate number of Lionsgate Common Shares issued to Lionsgate shareholders divided by (b) 1 minus the LG Studios Flip Percentage. The LG Studios Flip Percentage equals the quotient, expressed as a percentage, of (1) the LG Studios Flip Shares divided by (2) the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation. Such transactions by Legacy Lionsgate Studios shareholders are collectively referred to as the “LG Studios Flip.”

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. The balance sheet as of March 31, 2025 has been derived from the audited financial statements of Old Lionsgate, at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included as Exhibit 99.1 to the Legacy Lionsgate Studios Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2025 (the “Form 10-K”).

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

The Company has two reportable segments. The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the CODM. The CODM uses a measure of segment profit to evaluate the operating performance of the Company’s segments, to make decisions regarding the allocation of resources and to assess both current performance and future operating plans.

The measure of segment profit used by the CODM is consistent with the measure disclosed in Note 16 and excludes corporate overhead, share‑based compensation, restructuring charges and other items not allocated to the segments.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as described in its consolidated financial statements as of March 31, 2025 and 2024 and for each of the three years in the period ended March 31, 2025 included as Exhibit 99.1 to Legacy Lionsgate Studios Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires all entities to disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2026. The disclosures required under the ASU can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

Financial Instruments: In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. In addition, it allows entities to consider collection activity after the balance sheet date when developing estimates of expected credit losses. The provisions differ from current U.S. GAAP as current guidance requires an entity to consider adjustments to historical credit loss experience to reflect the extent to which management expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. This ASU is effective for interim periods within annual reporting periods beginning after December 15, 2025, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal 2027 interim reporting periods, with early adoption permitted. Entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. The Company will adopt this guidance for the interim periods within its fiscal year beginning April 1, 2026, and is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and disclosures.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (Subtopic 220-40), requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The disclosures required under the ASU can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

Business Combinations: In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”). This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This ASU is effective for interim periods within annual reporting periods beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal 2028 interim reporting periods, with early adoption permitted. ASU 2025-03 requires that an entity apply the new guidance prospectively to any acquisition that occurs after the initial application date. The Company will adopt this guidance for the interim periods within its fiscal year beginning April 1, 2027, and the Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

Interim Reporting: In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This update is effective for interim periods within annual reporting periods beginning after December 15, 2027, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal 2029 interim reporting periods, with early adoption permitted. The Company will adopt this guidance for the interim periods within its fiscal year beginning April 1, 2028, and does not expect it to have a material effect on its condensed consolidated financial statements and disclosures.

Government Grants: In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal 2030 interim reporting periods, with early adoption permitted. The Company will adopt this guidance for the interim periods within its fiscal year beginning April 1, 2029. The Company is currently evaluating the impact of adopting ASU 2025-10.

2. Discontinued Operations

As described in Note 1, on May 6, 2025, the Starz Separation was completed. The Starz Business, previously presented as the Media Networks segment of Old Lionsgate, is presented as discontinued operations within these unaudited condensed consolidated financial statements.

Income (loss) from discontinued operations of the Starz Business consists of the following:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2024	2025	2024
	(Amounts in millions)
Revenues	$342.3	$127.3	$1,034.7
Expenses:
Direct operating	169.6	71.7	480.6
Distribution and marketing	94.3	26.3	297.8
General and administration	20.2	10.0	65.6
Depreciation and amortization	39.4	19.6	122.2
Restructuring and other	10.8	15.1	7.0
Total expenses	334.3	142.7	973.2
Operating income (loss)	8.0	(15.4)	61.5
Interest expense	(5.4)	(0.4)	(17.1)
Interest and other income	—	—	0.1
Other expenses	(1.7)	(0.6)	(5.4)
Loss on extinguishment of debt	—	—	(2.2)
Income (loss) from discontinued operations before income taxes	0.9	(16.4)	36.9
Income tax benefit (provision)	0.3	(0.1)	(2.2)
Net income (loss) from discontinued operations, net of income taxes	$1.2	$(16.5)	$34.7

Financial results of the Starz Business for the nine months ended December 31, 2025 are through the date of the Starz Separation, May 6, 2025.

General and administrative corporate overhead costs previously allocated to the Starz Business in the three and nine months ended December 31, 2024, of $2.5 million and $9.3 million, respectively, do not meet the criteria to be presented as discontinued operations and are therefore excluded from amounts presented above. Expenses incurred directly attributable to the Starz Separation, including legal, accounting and tax advisory services, are reflected as discontinued operations, including nil and $10.1 million for the three months ended December 31, 2025 and 2024, respectively, and $7.9 million and $13.7 million for the nine months ended December 31, 2025 and 2024, respectively.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Continuing involvement with Starz Entertainment Corp.

Transition Services Agreement. In connection with the Starz Separation, the Company and Starz entered into a transition services agreement pursuant to which the Company and Starz provide to each other, on an interim, transitional basis, various services, such as services related to production (such as music creative/supervision), finance, accounting, legal, information technology, human resources, investor relations, employee benefits and other services, for periods generally up to thirteen (13) months following the completion of the Starz Separation. During the three and nine months ended December 31, 2025, the Company recognized $0.3 million and $0.8 million, respectively, of transition services agreement reimbursement as a reduction to general and administration expense within these unaudited condensed consolidated financial statements.

Content Licensing. Following the Starz Separation, the Company and Starz will continue to be parties to certain commercial agreements, including: (i) master originals content licensing agreements that will license subscription video on demand ("SVOD") and pay television rights to Starz for certain of the Company’s owned first-run original series for the U.S. and Canada; (ii) library license agreements that will license SVOD and pay television rights to Starz for certain of the Company’s owned library series and film content for the U.S. and Canada; (iii) a multiyear pay-one television output arrangement, granting Starz an exclusive U.S. pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S.; and (iv) a distribution agreement authorizing the Company to globally distribute on an exclusive basis off-platform linear, on-demand, and transactional rights to certain original series owned by Starz (subject to holdbacks to preserve periods of exclusivity for Starz’s platforms). The agreements have varying terms, with certain library license agreements currently extending through at least 2028 and the pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S. running through at least 2036. The Company’s net loss from continuing operations for the three and nine months ended December 31, 2025 includes $24.1 million and $140.2 million, respectively, of revenue from licensing agreements with Starz. Following the Starz Separation, the Company received $59.5 million and $224.2 million, respectively, from Starz related to the licensing agreements during the three and nine months ended December 31, 2025.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions

A & A Acquisition

On May 30, 2025, 3 Arts Entertainment LLC, (“3 Arts”), the Company’s talent management and television/film production company, purchased a 51% ownership in A & A Management Group LLC, (“A & A”), a full service sports and entertainment management company for $24.5 million of cash consideration and up to $6.8 million of additional consideration based on specified EBITDA thresholds through the fiscal year ending March 31, 2027. The acquisition was accounted for under the acquisition method of accounting, with the results of A & A included in the Company’s consolidated results from May 30, 2025. During the nine months ended December 31, 2025, based upon management's estimates, the Company finalized the valuation of the acquisition and allocated $31.0 million to goodwill, with the remainder primarily allocated to the fair values of intangible assets, cash and cash equivalents, accounts receivables and other liabilities, and $19.6 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders’ 49% equity interest in A & A (see Note 10). The goodwill recorded as part of this acquisition arises from the key relationships in the sports and entertainment industry and is included in the Television Production segment (see Note 6). The goodwill will not be amortized for financial reporting purposes but will be deductible for federal tax purposes.

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

As of December 31, 2025, the unaudited condensed consolidated balance sheet includes assets and liabilities of CP LG totaling $63.0 million (which is primarily comprised of investment in film and television programs) and $4.3 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

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

Immediately following the Business Combination through immediately prior to the Starz Separation, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while 12.2% were owned by former SEAC public shareholders, SEAC founders and common equity financing investors. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. Net proceeds of $278.2 million, inclusive of transaction costs that remained accrued at March 31, 2025 and which were paid during the nine months ended December 31, 2025 totaling $3.5 million, were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt. See Note 7 for further detail.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Investment in Films and Television Programs

The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs is as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,108.8	$992.4
Completed and not released	211.9	135.1
In progress	805.4	779.5
In development	97.2	87.2
Investment in films and television programs	$2,223.3	$1,994.2

At December 31, 2025, acquired film and television libraries have remaining unamortized costs of $215.7 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted-average remaining period of approximately 12.7 years (March 31, 2025 - unamortized costs were $235.7 million).

Amortization of investment in film and television programs was $267.1 million and $679.7 million for the three and nine months ended December 31, 2025, respectively, and was included in direct operating expense in the unaudited condensed consolidated statements of operations (three and nine months ended December 31, 2024 - amortization was $277.8 million and $772.1 million, respectively).

Impairments. Investment in films and television programs include write-downs to fair value. Impairments that are recorded to direct operating expense are included in amortization expense. The following table sets forth impairments by segment and the line item on the unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$—	$0.2	$—	$18.8
Television Production	—	0.4	1.5	0.4
Impairments not included in segment operating results(2):
Included in restructuring and other	2.3	7.3	10.9	6.8
	$2.3	$7.9	$12.4	$26.0
________________
(1)     Impairments included in direct operating expense are included in the amortization expense amounts as disclosed above.
(2)     Impairments included in restructuring and other represents write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. See Note 15 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Investments

The Company’s investments consisted of the following:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Investments in equity method investees	$26.6	$68.1
Other investments(1)	9.7	9.7
	$36.3	$77.8
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

Sale of Equity Method Investment:

On April 17, 2025, the Company sold its equity method ownership interest in Spyglass, a global premium content company, for $31.9 million, resulting in a $3.1 million gain recorded within gain on investments on the Company's unaudited condensed consolidated statement of operations during the nine months ended December 31, 2025. The Company received proceeds of $28.9 million upon closing on May 17, 2025, with the remaining amount due to the Company on the first anniversary of the closing date.

6. Goodwill

Changes in the carrying value of goodwill by reportable segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2025	$396.9	$411.6	$808.5
Business acquisitions(1)	—	35.6	35.6
Measurement period adjustments(2)	—	2.7	2.7
Balance as of December 31, 2025	$396.9	$449.9	$846.8
________________
(1) In addition to the acquisition of A & A (see Note 3), during the nine months ended December 31, 2025, the Company acquired a controlling equity interest in OManagement, a talent agent firm, resulting in a $7.3 million allocation to goodwill.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)    Measurement period adjustments for the acquisition of A & A reflect an increase to goodwill of $2.7 million resulting from a net decrease in the estimated fair value of the net assets acquired.

7. Debt

Total debt of the Company, excluding film related obligations, as of December 31, 2025 and March 31, 2025 was as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A(1)	$—	$314.4
Revolving Credit Facility	30.0	—
Senior Notes	389.9	389.9
eOne IP Credit Facility	294.9	323.0
LG IP Credit Facility	1,218.8	978.8
3 Arts Credit Facility	30.6	—
Total corporate debt	1,964.2	2,006.1
Unamortized debt issuance costs	(41.4)	(33.2)
Total debt, net	1,922.8	1,972.9
Less current portion	(159.0)	(134.0)
Noncurrent portion of debt	$1,763.8	$1,838.9
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

In addition, the Company entered into a new credit agreement (the “Lionsgate Credit Agreement”) with Lions Gate Television Inc. (“LGTV”), as borrower, the guarantors referred to therein, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent. See Lionsgate Credit Agreement (Revolving Credit Facility) below for further information. Further, LGTV assumed senior notes by way of supplemental indenture (the “Supplemental Indenture”). See Senior Notes below for further information.

Lionsgate Credit Agreement (Revolving Credit Facility)

Revolving Credit Facility Availability of Funds & Commitment Fee. The Lionsgate Credit Agreement provides for an $800.0 million senior secured revolving credit facility, which may be increased up to $1,200.0 million, subject to the terms and conditions set forth therein. Borrowing availability is limited by a borrowing base. As of December 31, 2025, $770.0 million of borrowing capacity was available. LGTV is required to pay a commitment fee of 0.375% per annum on the unused portion of the revolving facility.

Maturity Date. The Lionsgate Credit Agreement and commitments thereunder will mature on May 6, 2030.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest. Borrowings under the Lionsgate Credit Agreement bear interest at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. As of December 31, 2025, the effective interest rate on outstanding borrowings was 6.19% before the impact of interest rate swaps. See Note 18 for interest rate swap detail.

Security and Guarantees. LGTV’s obligations under the Lionsgate Credit Agreement are guaranteed by the Company and substantially all of its wholly-owned restricted subsidiaries and secured by substantially all assets of LGTV and the guarantors, in each case subject to certain customary exceptions.

Covenants. The Lionsgate Credit Agreement contains customary affirmative and negative covenants that, subject to certain significant exceptions, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or liens, make investments, engage in mergers, consolidations, asset sales or acquisitions, pay dividends or other restricted payments and enter into certain affiliate transactions. In addition, the Lionsgate Credit Agreement requires the Company to maintain a Liquidity Ratio (as defined in the Lionsgate Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2025, the Company was in compliance with all applicable covenants.

Events of Default. The Lionsgate Credit Agreement includes customary events of default, including a change in control. Upon an event of default, lenders may terminate any remaining commitments and declare all outstanding principal and accrued interest immediately due and payable. In addition, the administrative agent may require the Company to provide cash collateral, equal to the full amount available under any letters of credit, regardless of whether any draws or other demands for payment have been made.

Senior Notes

On May 8, 2024, an indirect, wholly-owned subsidiary of Old Lionsgate issued $389.9 million aggregate principal amount of 5.5% senior notes due on April 15, 2029 (the “Senior Notes”) in exchange for an equivalent principal amount of the existing 5.5% senior notes due 2029 (the “Existing Notes”).

In connection with the completion of the Starz Separation, LGTV assumed the Senior Notes pursuant to a Supplemental Indenture. Under the Supplemental Indenture, LGTV became the primary obligor under the Senior Notes and assumed all obligations of the original issuer. The initial issuer was released and discharged from all obligations under the Senior Notes.

Certain Existing Notes that were not exchanged having an aggregate principal amount of $325.1 million as of March 31, 2025 remained with Starz following the Starz Separation and are therefore presented as discontinued operations. See Note 2.

Maturity Date. Following completion of the Starz Separation, the Senior Notes mature on April 15, 2030.

Interest. Following completion of the Starz Separation, the Senior Notes bear interest at 6.00% per annum payable semi-annually.

Security. LGTV’s obligations under the original and Supplemental Indenture are guaranteed by the Company and affiliated grantors. The Company and grantors have pledged substantially all existing and future owned assets, in each case subject to certain customary exceptions.

Covenants. The Senior Notes contain covenants that, subject to specified exceptions, restrict the Company’s ability to incur additional indebtedness, declare dividends or repurchase its common shares, make certain loans or investments, and dispose of certain assets, among other limitations. As of December 31, 2025, the Company was in compliance with all applicable covenants.

Optional Redemption. The Company may redeem the Senior Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest, if any, to the redemption date. The redemption prices (expressed as a percentage of the principal amount) are as follows: (i) prior to the first anniversary of the Separation Closing Date - 103.0%; (ii) on or after the first anniversary and prior to the second anniversary - 102.0%; (iii) on or after the second anniversary and prior to the third anniversary- 101.0%; (iv) on or after the third anniversary - 100%.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Control. A change of control constitutes a triggering event requiring the Company to offer to purchase all outstanding Senior Notes, at 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date. In addition, certain asset dispositions may require the Company to apply excess proceeds to an offer to purchase the Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, if any.

Capacity to Pay Dividends. As of December 31, 2025, the capacity to pay dividends under the Lionsgate Credit Agreement and the Senior Notes significantly exceeded the Company’s accumulated deficit balance or net loss from continuing operations. Accordingly, the Company’s net loss from continuing operations, net of income tax for the nine months ended December 31, 2025 of $247.6 million and accumulated deficit as of December 31, 2025 of $3,803.0 million did not impose restrictions on its ability to pay dividends as of December 31, 2025.

eOne IP Credit Facility:

In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility is subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 5.94% as of December 31, 2025, before the impact of interest rate swaps, see Note 18). As of December 31, 2025, there was no available borrowing capacity under the eOne IP Credit Facility. The eOne IP Credit Facility matures on July 3, 2029.

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

The Company is subject to quarterly required principal payments of 2.5% of the applicable aggregate outstanding principal amount, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 5.94% as of December 31, 2025, before the impact of interest rate swaps, see Note 18). As of December 31, 2025, there was no available borrowing capacity under the LG IP Credit Facility. A portion of the proceeds were used to fully repay and terminate the Film Library Facility (see Note 8). The LG IP Credit Facility matures on September 30, 2029.

3 Arts Credit Facility:

On May 29, 2025 in preparation for the A & A purchase (see Note 3), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. The 3 Arts Credit Facility also contains certain customary affirmative and negative covenants that are customary for similar financings. Payable at maturity, advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans (effective interest rate of 6.19% as of December 31, 2025, before the impact of interest rate swaps, see Note 18 for interest rate swaps). The borrower will pay a commitment fee equal to 0.35% per annum in respect of unutilized commitments thereunder. As of December 31, 2025, there was $19.4 million of borrowing capacity available under the 3 Arts Credit Facility. The 3 Arts Credit Facility matures on May 29, 2029.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Prior Period Debt Transactions:

During the nine months ended December 31, 2024, the Company used proceeds from the Business Combination to prepay $84.9 million of Term Loan A and $214.1 million of Term Loan B principal amounts, including accrued and unpaid interest on both loans. In addition, the Company used the proceeds from the LG IP Credit Facility to pay the remaining LGTV Term Loan B outstanding principal and unpaid interest balance of $605.1 million.

Loss on Extinguishment of Debt:

During the three and nine months ended December 31, 2025 and 2024, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Loss on Extinguishment of Debt:
Senior Notes exchange(1)	$—	$—	$—	$(2.7)
Term Loan A and B prepayments(2)	—	(0.3)	—	(1.8)
Revolving Credit Facility(3)	—	—	(1.0)	—
Film Related Obligations prepayment(4)	—	—	(1.2)	—
	$—	$(0.3)	$(2.2)	$(4.5)
________________
(1)The 5.5% Senior Notes exchange that occurred during the nine months ended December 31, 2024 was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the unamortized debt issuance costs are being amortized over the applicable term of the debt and the third-party costs attributable to continuing operations of $2.7 million were expensed as a loss on extinguishment of debt in the nine months ended December 31, 2024. As discussed in Note 2, discontinued operations include interest and other related expenses associated with debt positions that remained with Starz following the completion of the Starz Separation, specifically the Existing Notes that were not exchanged for Senior Notes.
(2)The prepayments during the three and nine months ended December 31, 2024 were voluntary prepayments, allowable under the agreement with no penalty. The repayments were treated as extinguishments and all unamortized debt issuance costs were written off as losses on extinguishment.
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

8. Film Related Obligations

Total film related obligations as of December 31, 2025 and March 31, 2025 were as follows:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Film related obligations:
Production Loans	$1,471.9	$1,395.4
Production Tax Credit Facility	333.1	280.0
Backlog Facility and Other	258.4	238.9
Film Library Facility	—	75.9
Total film related obligations	2,063.4	1,990.2
Unamortized issuance costs	(10.9)	(7.3)
Total film related obligations, net	2,052.5	1,982.9
Less current portion	(1,214.0)	(1,617.8)
Total film related obligations - noncurrent	$838.5	$365.1

Production Loans:

Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.48% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,256.6 million are secured by collateral which consist of the underlying rights related to the intellectual property (i.e., film or television show), and $215.3 million are unsecured as of December 31, 2025.

Production Tax Credit Facility:

In January 2021, as amended in May 2025, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) which is collateralized solely by certain of the Company’s tax credit receivables. As of December 31, 2025, the Production Tax Credit Facility had a maximum principal amount of $380.0 million, subject to the availability of eligible collateral. Collateral eligibility is determined based on specified percentages of amounts payable to the Company by governmental authorities under tax incentive laws in certain jurisdictions related to the production or exploitation of motion pictures and television programming in such jurisdictions. Cash collections from the tax credit receivables are used to repay outstanding borrowings under the facility. As of December 31, 2025, $402.2 million in tax credit receivables served as collateral and $46.9 million remained available for borrowing. Advances under the facility bear interest at either (i) SOFR plus 0.10% plus 1.50% per annum, or (ii) the base rate plus 0.50% per annum, resulting in an effective interest rate of 5.29% as of December 31, 2025. The Production Tax Credit Facility matures on January 27, 2028.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Backlog Facility and Other:

Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of December 31, 2025 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 4.94% at December 31, 2025). The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of December 31, 2025, there was $146.9 million outstanding under the Backlog Facility, resulting in $28.1 million available borrowing capacity under the Backlog Facility (as of March 31, 2025, $135.7 million was outstanding).

Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2025, there was $111.5 million outstanding (as of March 31, 2025, $103.2 million was outstanding) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 5.24%, with remaining contractual repayment dates in April 2026, July 2026 and December 2027. As of December 31, 2025, accounts receivable amounting to $67.0 million and contracted receivables not yet reflected as accounts receivable on the balance sheet as of December 31, 2025 amounting to $60.4 million represented collateral related to the “other” loans.

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

The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2025 and March 31, 2025:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2025			March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 18)	$—	$—	$—	$—	$1.8	$1.8

Liabilities:
Forward exchange contracts (see Note 18)	—	4.0	4.0	—	—	—
Interest rate swaps (see Note 18)	—	4.4	4.4	—	3.1	3.1

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at December 31, 2025 and March 31, 2025:

	December 31, 2025		March 31, 2025
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$—	$—	$313.4	$312.9
Revolving Credit Facility	17.1	30.0	—	—
Senior Notes	382.8	368.4	381.6	360.9
eOne IP Credit Facility	290.2	294.9	317.6	323.0
LG IP Credit Facility	1,202.7	1,218.8	962.9	978.8
3 Arts Credit Facility	30.1	30.6	—	—
Production Loans	1,467.2	1,471.9	1,393.9	1,395.4
Production Tax Credit Facility	329.4	333.1	276.2	280.0
Backlog Facility and Other	256.1	258.4	238.4	238.9
Film Library Facility	—	—	74.4	75.9
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, and other liabilities. The carrying values of these financial instruments approximate their fair values as of December 31, 2025 and March 31, 2025.

10. Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of December 31, 2025 and March 31, 2025 (included in temporary equity on the consolidated balance sheets) primarily relate to 3 Arts Entertainment. In addition, redeemable noncontrolling interests included Pilgrim Media Group prior to the purchase of additional interest in July 2024 and includes A & A after the acquisition in May 2025. See further information below.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Beginning balance	$93.7	$123.3
Net income (loss) attributable to redeemable noncontrolling interests	0.3	(1.6)
Adjustments to redemption value	0.3	0.9
Cash (distributions) contributions	(2.0)	0.5
Acquisition of noncontrolling interests	21.4	—
Purchase of additional interest	—	(23.4)
Ending balance	$113.7	$99.7

3 Arts Entertainment. The Company has a noncontrolling interest in 3 Arts Entertainment, of which a portion is reflected as a redeemable noncontrolling interest, and a portion is reflected as a liability as “other noncurrent liabilities” in the unaudited condensed consolidated balance sheets.

•Redeemable noncontrolling interest: The redeemable noncontrolling interest balance related to 3 Arts Entertainment of $87.5 million as of December 31, 2025 reflects the fully vested equity portion of the noncontrolling interest, which is classified as redeemable noncontrolling interest outside of shareholders’ equity on the Company’s consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. The noncontrolling interest holders have the right to sell to the Company and the Company has the right to purchase the noncontrolling interest holders remaining (24%) interest beginning in January 2027.

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

As of December 31, 2025, approximately $89.4 million is reflected as “other noncurrent liabilities” in the unaudited condensed consolidated balance sheet based on the estimated redemption amount recalculated at the current quarter end.

Earned distributions are accounted for as compensation since such amounts are allocated to the holders based on performance and are being expensed within general and administrative expense as incurred.

A & A. On May 30, 2025, 3 Arts acquired a 51% ownership in A & A (see Note 3 for additional details). The noncontrolling interest balance of $19.6 million reflects the fully vested equity portion of the remaining 49% equity interest in A & A, and is presented as a redeemable noncontrolling interest outside of shareholders’ equity on the Company’s unaudited condensed consolidated balance sheet, due to put option rights embedded in the noncontrolling interest that are determined to be outside of the Company's control.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other. The Company has other immaterial redeemable noncontrolling interests.

Prior Period Redeemable Noncontrolling Interest

Pilgrim Media Group. In July 2024, the Company purchased the noncontrolling interest holder’s remaining 12.5% of Pilgrim Media Group for approximately $13.5 million, and recorded a reduction to redeemable noncontrolling interest of $23.4 million, representing the carrying value of the noncontrolling interest purchased, with the difference between the carrying value of the noncontrolling interest purchased and the cash paid for the remaining interest recorded as a reduction to accumulated deficit of $9.9 million. Prior to the Company’s purchase of the remaining interest, the noncontrolling interest was presented as a redeemable noncontrolling interest outside of shareholders’ equity on the Company’s consolidated balance sheets, due to put option rights embedded in the noncontrolling interest that were determined to be outside of the Company's control.

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

Other. In connection with the Company’s investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million ($30.0 million at December 31, 2025). See Note 3 for further information.

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

Revenue by Segment, Market or Product Line

The table below presents revenue by segment, market or product line for the three and nine months ended December 31, 2025 and 2024:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$70.7	$35.0	$117.9	$91.1
Home Entertainment
Digital Media	155.1	145.7	387.5	400.3
Packaged Media	14.1	16.0	32.4	37.8
Total Home Entertainment	169.2	161.7	419.9	438.1
Television	43.1	38.3	117.0	235.0
International(1)	120.6	70.4	278.3	291.1
Other	17.6	6.0	31.8	14.8
Total Motion Picture revenues	$421.2	$311.4	$964.9	$1,070.1

Television Production
Television	134.2	259.9	410.7	733.1
International	85.4	59.3	162.1	144.8
Home Entertainment
Digital Media	58.0	55.5	148.6	108.7
Packaged Media	1.2	1.7	2.8	3.0
Total Home Entertainment	59.2	57.2	151.4	111.7
Other	24.3	28.2	66.1	72.9
Total Television Production revenues	303.1	404.6	790.3	1,062.5
Intersegment eliminations(2)	—	(87.8)	(29.9)	(413.5)
Total revenues	$724.3	$628.2	$1,725.3	$1,719.1
______________________
(1)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $2.2 million and $6.8 million was reclassified from the former Media Networks - Programming Revenues to Motion Picture - International in the three and nine months ended December 31, 2024, respectively, to conform to the current period presentation. Additionally, the Company sold its streaming platform in India in December 2025, see Note 15.
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

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized, and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2025 are as follows:

	Rest of Year Ending March 31, 2026	Year Ending March 31,
		2027	2028	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$547.0	$1,107.6	$214.8	$117.3	$1,986.7

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $77.9 million and $243.6 million, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2025, respectively, from performance obligations satisfied prior to March 31, 2025. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances as of December 31, 2025 and March 31, 2025.

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

Changes in the allowance for accounts receivable consisted of the following:

	March 31, 2025	Provision for doubtful accounts	December 31, 2025
	(Amounts in millions)
Provision for credit losses	$5.6	$2.3	$7.9

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers' audit rights to expire. See Note 19 for contract assets as of December 31, 2025 and March 31, 2025.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of December 31, 2025 increased as compared to March 31, 2025 due to the receipt of customers’ payments for certain motion pictures and television programs prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the motion pictures and television programs, and the start of the customers’ exploitation rights). Revenues of $38.4 million and $137.3 million, respectively, were recognized during the three and nine months ended December 31, 2025, related to the balance of deferred revenue as of March 31, 2025.

12. Net Loss Per Share

Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. As a result of the Starz Separation, weighted average common shares outstanding, basic and dilutive, for all periods prior to the Starz Separation, reflect pre-transaction Old Lionsgate Class A Shares multiplied by one and twelve one-hundredths (1.12) and pre-transaction Old Lionsgate Class B Shares. The LG Studios Flip is reflected as of close of the Starz Separation, May 6, 2025. Basic and diluted net income (loss) per share for the three and nine months ended December 31, 2025 and 2024 is presented below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Income (Loss) Per Common Share:
Numerator:
Net loss from continuing operations	$(46.2)	$(23.1)	$(252.0)	$(279.4)
Less: Accretion of redeemable noncontrolling interest	—	(0.3)	(0.3)	(1.0)
Net loss from continuing operations after accretion of redeemable noncontrolling interest	(46.2)	(23.4)	(252.3)	(280.4)
Net income (loss) from discontinued operations	—	1.2	(16.5)	34.7
Net loss attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(46.2)	$(22.2)	$(268.8)	$(245.7)
Denominator:
Weighted average common shares outstanding	290.0	250.2	283.9	248.4

Basic and diluted net loss per common share - continuing operations	$(0.16)	$(0.09)	$(0.89)	$(1.13)
Basic and diluted net income (loss) per common share - discontinued operations	—	$—	(0.06)	0.14
Basic and diluted net loss per common share	$(0.16)	$(0.09)	$(0.95)	$(0.99)

As a result of the net loss from continuing operations in the three and nine months ended December 31, 2025 and 2024, the dilutive effect of the share purchase options, RSUs, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and nine months ended December 31, 2025 totaled 4.0 million and 2.7 million, respectively (three and nine months ended December 31, 2024 - 1.1 million and 2.5 million, respectively).

Additionally, for the three and nine months ended December 31, 2025 and 2024, the outstanding issuable common shares presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	16.9	18.5	17.0	16.7
Restricted share units	0.1	5.2	1.3	3.9
Other issuable shares	4.0	4.7	3.8	4.1
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	21.0	28.4	22.1	24.7

13. Capital Stock

(a) Common Shares

Subsequent to the Starz Separation, the Company has an unlimited number of authorized shares to issue.

The table below outlines common shares reserved for future issuance:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2025
(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	16.9
Restricted share units — unvested	16.3
Common shares available for future issuance	16.1
Shares reserved for future issuance	49.3

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

As of March 31, 2025, the Company had 500 million authorized Class A voting shares of which 83.7 million had been issued and 500 million authorized Class B non-voting shares of which 156.8 million had been issued.

(b) Preferred Shares

The Company has authorized 200 million shares of preferred stock with no par value. No shares have been issued as of December 31, 2025.

(c) Shareholder Rights Agreement

On May 6, 2025, the Company’s Board of Directors declared a dividend of one common share purchase right (a “Right”) for each outstanding Lionsgate Common Share, and adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement dated as of May 7, 2025 (the “Rights Agreement”), by and between the Company and Computershare Investor Services, Inc., as rights agent. The Rights may be exercised only when a holder has acquired 15% or more of the Company’s outstanding common shares (referred to as “Beneficial Ownership”). Each Right entitles the holder to purchase one common share at an exercise price of $32.00. All Rights will expire on May 7, 2026. The Board of Directors may redeem the Rights at any time, before the Rights are exercisable or expired, for $0.001 per Right. As of December 31, 2025, no rights have been exercised or redeemed.

(d) Share-based Compensation

Starz Separation - Incentive Plans. On May 6, 2025, the Company assumed the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan, and the plan was amended and restated as the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “Lionsgate 2025 Plan”), and became effective, with respect to 58 million Lionsgate Common Shares. On May 6, 2025, the Company became the sponsor of the Lionsgate 2025 Plan. All awards outstanding immediately prior to the completion of the Starz Separation under the equity plans of Old Lionsgate and held by employees or directors who became employees or directors of Lionsgate after the Starz Separation, or by former employees (regardless of the division in which such former employee served), were converted into awards of the Company under the Lionsgate 2025 Plan, except that awards of individuals who will be serving as non-employee directors of both the Company and Starz were only partially converted into awards under the Lionsgate 2025 Plan.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$0.7	$0.2	$0.9	$0.6
Restricted share units and other share-based compensation	24.3	13.9	47.9	40.2
Share appreciation rights	0.1	0.2	0.4	0.5
	25.1	14.3	49.2	41.3
Impact of accelerated vesting on equity awards(1)	0.9	—	1.7	4.7
Total share-based compensation expense	$26.0	$14.3	$50.9	$46.0
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$25.1	$14.3	$49.2	$41.3
Restructuring and other	0.9	—	1.7	4.7
	$26.0	$14.3	$50.9	$46.0

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the stock option, SARs and restricted share unit activity during the nine months ended December 31, 2025:

	Stock Options and SARs
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted- Average Exercise Price
	(Number of shares in millions)
Outstanding at March 31, 2025	2.3		$23.10	14.8		$13.86	—		$—
Granted	—		$—	—		$—	—		$—
Options exercised	—		$—	—	(1)	$7.13	—		$—
Forfeited or expired	—	(1)	$7.70	—	(1)	$11.29	—		$—
Outstanding at May 6, 2025	2.3		$23.09	14.8		$13.86	—		$—
Conversion	(2.3)		$—	(14.8)		$—	17.1		$15.09
Granted	—		$—	—		$—	0.2		$8.38
Options exercised	—		$—	—		$—	—	(1)	$7.64
Forfeited or expired	—		$—	—		$—	(0.4)		$30.51
Outstanding at December 31, 2025	—		$—	—		$—	16.9		$14.66

	Restricted Share Units
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares		Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2025	0.1		$8.39	11.1		$8.17	—		$—
Granted	—		$—	0.1		$7.29	—		$—
RSUs vested	—	(1)	$8.41	—	(1)	$7.55	—		$—
Forfeited or expired	—		$—	—	(1)	$7.97	—		$—
Outstanding at May 6, 2025	0.1		$8.39	11.2		$8.16	—		$—
Conversion	(0.1)		$—	(11.2)		$—	11.0		$8.16
Granted	—		$—	—		$—	13.6		$6.47
RSUs vested	—		$—	—		$—	(6.5)		$8.14
Forfeited or expired	—		$—	—		$—	(1.8)		$7.42
Outstanding at December 31, 2025	—		$—	—		$—	16.3		$6.83
__________________
(1)Represents less than 0.1 million shares.

(e) Share Repurchases

During the three and nine months ended December 31, 2025 and 2024, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

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

14. Income Taxes

The income tax provision for the three and nine months ended December 31, 2025 and 2024 is calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.

The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted. The Company’s income tax provision for the three and nine months ended December 31, 2025 and 2024 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes.

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

15. Restructuring and Other

Restructuring and other primarily consists of restructuring and severance costs, as well as certain transaction and other costs, when applicable. During the three and nine months ended December 31, 2025 and 2024, the Company also incurred certain other charges or benefits that are not indicative of normal ongoing operations. These amounts are included in direct operating expense in the condensed consolidated statements of operations and are described below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$5.0	$7.3	$14.9	$25.8
Severance(2)	5.1	20.4	19.8	24.6
Transaction and other costs(3)	(0.8)	4.8	5.1	14.5
Total Restructuring and Other	9.3	32.5	39.8	64.9

Other unusual charges not included in restructuring and other or the Company’s operating segments:
COVID-19 related expense (benefit) included in direct operating expense(4)	—	—	1.0	(2.1)
Unallocated rent cost included in direct operating expense(5)	7.9	4.1	19.4	14.6
Total restructuring and other and other unusual charges not included in restructuring and other	$17.2	$36.6	$60.2	$77.4
_______________________
(1)Content and other impairments primarily reflect $2.3 million and $10.9 million in content impairment charges and development cost write-offs recorded during the three and nine months ended December 31, 2025, respectively, in connection with the restructuring of the Motion Picture and Television Production businesses. Amounts in the three and nine months ended December 31, 2024 include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. In addition, the amounts in the three and nine months ended December 31, 2025 and 2024 include impairment charges related to certain operating lease right-of-use assets and leasehold improvements within the Television Production segment. These impairments are recognized as a result of facilities that are no longer expected to be utilized by the Company, primarily related to the integration of eOne.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring and acquisition integration activities, as well as other cost-reduction initiatives.
(3)Transaction and other costs primarily relate to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. For the nine months ended December 31, 2025, transaction costs associated with the Starz Separation are excluded, as such amounts are classified within discontinued operations. In addition, the three and nine months ended December 31, 2025 include a gain of $2.6 million from the sale of the Company’s streaming platform in India that was not a part of the disposal group of the Starz Business.
(4)Amounts in the nine months ended December 31, 2024 include insurance recoveries recognized in connection with certain COVID-19-related circumstances.
(5)Amounts represent rent cost for production facilities that were unutilized due to lower demand following the industry strikes and, as such, were not allocated to the Company’s segments.

Changes in the restructuring and other severance liability during the nine months ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(Amounts in millions)
Severance liability
Beginning balance	$23.6	$19.4
Accruals	18.1	19.9
Severance payments	(28.6)	(16.0)
Ending balance(1)	$13.1	$23.3
_______________________
(1)As of December 31, 2025, the remaining severance liability of approximately $13.1 million is expected to be paid in the next 12 months.

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

Segment information for the three and nine months ended December 31, 2025 and 2024 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture(1)	$421.2	$311.4	$964.9	$1,070.1
Television Production	303.1	404.6	790.3	1,062.5
Total Studio Business	724.3	716.0	1,755.2	2,132.6
Intersegment eliminations	—	(87.8)	(29.9)	(413.5)
	$724.3	$628.2	$1,725.3	$1,719.1
Intersegment revenues
Studio Business:
Motion Picture(1)	—	9.9	3.1	146.2
Television Production	—	77.9	26.8	267.3
Intersegment eliminations	—	87.8	29.9	413.5

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment direct operating expenses
Studio Business:
Motion Picture(1)	197.6	134.2	467.9	543.7
Television Production	221.8	320.4	620.9	889.9
Total Studio Business	419.4	454.6	1,088.8	1,433.6
Intersegment eliminations	—	(61.0)	(42.6)	(287.1)
	419.4	393.6	1,046.2	1,146.5
Segment distribution and marketing
Studio Business:
Motion Picture(1)	140.2	71.4	334.7	280.9
Television Production	13.0	8.8	39.2	27.3
Total Studio Business	153.2	80.2	373.9	308.2

Gross contribution
Studio Business:
Motion Picture(1)	83.4	105.8	162.3	245.5
Television Production	68.3	75.4	130.2	145.3
Total Studio Business	151.7	181.2	292.5	390.8
Intersegment eliminations	—	(26.8)	12.7	(126.4)
	151.7	154.4	305.2	264.4
Segment general and administration
Studio Business:
Motion Picture(1)	24.9	23.1	70.6	75.7
Television Production	12.6	14.5	36.0	49.3
Total Studio Business	37.5	37.6	106.6	125.0

Segment profit
Studio Business:
Motion Picture(1)	58.5	82.7	91.7	169.8
Television Production	55.7	60.9	94.2	96.0
Total Studio Business	114.2	143.6	185.9	265.8
Intersegment eliminations	—	(26.8)	12.7	(126.4)
	$114.2	$116.8	$198.6	$139.4
___________________
(1)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the three and nine months ended December 31, 2024 to conform to the current period presentation: (i) revenue of $2.2 million and $6.8 million, respectively; (ii) direct operating expense of $1.6 million and $5.2 million, respectively; (iii) distribution and marketing expense of $0.8 million and $2.2 million, respectively; and (iv) general and administration expense of $0.7 million and $2.1 million, respectively, which resulted in gross contribution loss of $0.2 million and $0.6 million, respectively and segment loss of $0.9 million and $2.7 million, respectively.

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

The reconciliation of the total segment profit to the Company’s loss from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Total segment profit	$114.2	$116.8	$198.6	$139.4
Corporate general and administrative expenses(1)	(28.9)	(30.9)	(90.0)	(96.3)
Adjusted depreciation and amortization(2)	(3.4)	(3.3)	(10.2)	(10.1)
Restructuring and other	(9.3)	(32.5)	(39.8)	(64.9)
COVID-19 related (expense) benefit included in direct operating expense(3)	—	—	(1.0)	2.1
Unallocated rent cost included in direct operating expense(4)	(7.9)	(4.1)	(19.4)	(14.6)
Adjusted share-based compensation expense(5)	(25.1)	(14.3)	(49.2)	(41.3)
Purchase accounting and related adjustments(6)	(3.6)	(4.0)	(9.5)	(9.9)
Operating income (loss)	36.0	27.7	(20.5)	(95.6)
Interest expense	(65.0)	(63.7)	(200.9)	(195.1)
Interest and other income	4.0	3.1	11.8	11.5
Other income (loss), net	(7.6)	10.2	(21.5)	(5.2)
Loss on extinguishment of debt	—	(0.3)	(2.2)	(4.5)
Gain on investments, net	—	—	8.8	—
Equity interests income (loss)	(5.1)	7.6	(8.2)	8.5
Loss from continuing operations before income taxes	$(37.7)	$(15.4)	$(232.7)	$(280.4)
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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Depreciation and amortization	$4.4	$4.4	$13.2	$13.2
Less: Amount included in purchase accounting and related adjustments	(1.0)	(1.1)	(3.0)	(3.1)
Adjusted depreciation and amortization	$3.4	$3.3	$10.2	$10.1

(3)Amounts in the nine months ended December 31, 2024 include insurance recoveries recognized in connection with certain COVID-19-related circumstances (see Note 15). These charges and benefits are excluded from segment operating results.
(4)Amounts represent rent cost for production facilities that were unutilized due to lower demand following the industry strikes and, as such, are not allocated to the Company’s segments.
(5)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Total share-based compensation expense	$26.0	$14.3	$50.9	$46.0
Less:
Amount included in restructuring and other(i)	(0.9)	—	(1.7)	(4.7)
Adjusted share-based compensation	$25.1	$14.3	$49.2	$41.3
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
(6)Purchase accounting and related adjustments primarily consist of the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The table below presents the amounts included in each financial statement line item:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$2.6	$2.9	$6.5	$6.8
Depreciation and amortization	1.0	1.1	3.0	3.1
	$3.6	$4.0	$9.5	$9.9
_________________
(i)Amounts represent compensation expense associated with the noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment. Due to the link to continued employment performance, these amounts are classified as general and administrative expense instead of noncontrolling interest in the consolidated statements of operations.

See Note 11 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2025 and 2024.

The following table reconciles segment general and administration expense to the Company’s total consolidated general and administration expense:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$37.5	$37.6	$106.6	$125.0
Corporate general and administrative expenses	28.9	30.9	90.0	96.3
Share-based compensation expense included in general and administrative expense	25.1	14.3	49.2	41.2
Purchase accounting and related adjustments	2.6	2.9	6.5	6.8
	$94.1	$85.7	$252.3	$269.3

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Assets
Motion Picture	$2,193.5	$1,865.8
Television Production	2,402.2	2,279.3
Other unallocated assets(1)	648.5	777.6
Assets of discontinued operations	—	1,899.4
	$5,244.2	$6,822.1
___________________

(1)Other unallocated assets primarily consist of cash, other assets and investments.

17. Commitments and Contingencies

Commitments

During the three and nine months ended December 31, 2025, the Company did not have any material changes in its non-cancellable contractual obligations (other than activities in the ordinary course of business).

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

As of December 31, 2025, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it currently expects will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2025, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from December 31, 2025):

December 31, 2025
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
Euro	181.1 EUR	in exchange for	212.1 USD	0.85 EUR
Australian Dollar	3.6 AUD	in exchange for	2.3 USD	1.55 AUD
Canadian Dollar	34.0 CAD	in exchange for	24.9 USD	1.36 CAD
Mexican Peso	27.3 MXN	in exchange for	1.3 USD	20.88 MXN
Hungarian Forint	10,828.7 HUF	in exchange for	32.0 USD	338.22 HUF
Thai Bhat	99.0 THB	in exchange for	3.1 USD	32.13 THB

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

Designated Cash Flow Hedges. As of December 31, 2025, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 7 and Note 8):

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
January 31, 2025	$100.0	4.060%	January 31, 2027
February 14, 2025	$261.0	4.097%	February 14, 2027
April 14, 2025	$93.0	3.449%	April 14, 2027
April 14, 2025	$45.0	3.646%	April 14, 2027
July 1, 2025	$42.8	3.591%	June 14, 2027
Total	$886.8

Financial Statement Effect of Derivatives

Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income	$0.3	$2.4	$(5.4)	$3.5
Gain (loss) reclassified from accumulated other comprehensive income into direct operating expense	$0.2	$(0.1)	$0.3	$(1.2)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income	$0.2	$1.6	$0.8	$(1.1)
Gain reclassified from accumulated other comprehensive income into interest expense	$0.4	$2.0	$2.2	$24.3

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain (loss) reclassified from accumulated other comprehensive income into interest expense	$6.8	$1.4	$20.1	$(1.7)

Total direct operating expense on consolidated statements of operations	$427.3	$397.7	$1,066.6	$1,159.1
Total interest expense on consolidated statements of operations	$65.0	$63.7	$200.9	$195.1

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 9). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of December 31, 2025 and March 31, 2025, there were no outstanding swaps that were subject to a master netting arrangement.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2025 and March 31, 2025, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

	December 31, 2025
	Other Assets (current)	Other Assets (noncurrent)	Other Accrued Liabilities (current)	Other Liabilities (noncurrent)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$—	$4.0	$—
Interest rate swaps	—	—	1.2	3.2
Fair value of derivatives	$—	$—	$5.2	$3.2

	March 31, 2025
	Other Assets (current)	Other Liabilities (noncurrent)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.8	$—
Interest rate swaps	—	3.1
Fair value of derivatives	$1.8	$3.1

As of December 31, 2025, based on the current release schedule, the Company estimates approximately $2.8 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending December 31, 2026.

As of December 31, 2025, the Company estimates approximately $24.1 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2026.

19. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash in assets of discontinued operations reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows as of December 31, 2025 and March 31, 2025. As of December 31, 2025 and March 31, 2025, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Cash and cash equivalents	$182.4	$212.5
Restricted cash included in other current assets	65.6	67.9
Cash in assets of discontinued operations - current	—	11.2
Total cash, cash equivalents and restricted cash	$248.0	$291.6

Other Assets

The composition of the Company’s other assets is as follows as of December 31, 2025 and March 31, 2025:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$46.4	$46.0
Restricted cash	65.6	67.9
Contract assets	35.3	61.4
Tax credits receivable	217.6	186.8
	$364.9	$362.1
Other noncurrent assets
Prepaid expenses and other	$16.7	$20.2
Accounts receivable	76.1	65.7
Contract assets	7.6	11.3
Tax credits receivable	381.6	435.8
Operating lease right-of-use assets	274.9	294.1
	$756.9	$827.1
Accounts Receivable Monetization

Under the Company’s accounts receivable monetization programs, the Company has entered into individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivable from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the “other income (loss), net” line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2025 and 2024. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table presents a summary of the receivables transferred under individual agreements or purchases during the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$91.2	$51.7	$248.3	$345.5
Net cash proceeds received	88.1	50.0	241.7	335.7
Loss recorded related to transfers of receivables	3.1	1.7	6.6	9.8

As of December 31, 2025, the Company derecognized $283.5 million (March 31, 2025 - $429.9 million) of receivables from its unaudited condensed consolidated balance sheets related to individual monetization agreements, which the Company continues to service.

Content Related Payables

Content related payables primarily relate to minimum guarantee obligations, which represent amounts payable for film or television rights that the Company has acquired.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the nine months ended December 31, 2025 and 2024, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2025	$(22.8)	$95.4	$72.6
Other comprehensive income (loss)	18.3	(4.5)	13.8
Reclassifications to net loss(1)	—	(22.6)	(22.6)
Spin off of the Starz Business	(19.2)	—	(19.2)
Elimination of noncontrolling interest(2)	(6.8)	14.6	7.8
December 31, 2025	$(30.5)	$82.9	$52.4

March 31, 2024	$(22.7)	$138.7	$116.0
Other comprehensive income (loss)	(11.3)	4.4	(6.9)
Reclassifications to net loss(1)	—	(21.4)	(21.4)
Reclassifications to noncontrolling interest(3)	5.3	(16.6)	(11.3)
December 31, 2024	$(28.7)	$105.1	$76.4
___________________
(1)Primarily represents a gain of $22.3 million included in interest expense on the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2025 (nine months ended December 31, 2024 - loss of $1.2 million included in direct operating expense and a gain of $22.6 million included in interest expense) (see Note 18).
(2)Represents the Legacy Lionsgate Studios noncontrolling interest that was eliminated in connection with the LG Studios Flip (see Note 3).
(3)Represents amounts reclassified in connection with the noncontrolling interest recorded for the proportionate ownership interest in the carrying value of Legacy Lionsgate Studios prior to the Starz Separation.

Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended December 31, 2025 and 2024 include certain interest rate swap agreements, which are discussed in Note 18.

There were no significant non-cash financing or investing activities for the nine months ended December 31, 2025 and 2024.

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

Prior to the Starz Separation, as further discussed below, Lions Gate Entertainment Corp. (formerly listed on the New York Stock Exchange (“NYSE”): LGF.A, LGF.B) (“Old Lionsgate”) encompassed the motion picture and television studio operations (formerly referred to as the “Studio Business”) and the STARZ premium global subscription platform. Following the Studio Separation, as discussed in Note 3 to our unaudited condensed consolidated financial statements, Lionsgate Studios Corp. (formerly listed on the NASDAQ Global Select Market (“NASDAQ”): LION) (“Legacy Lionsgate Studios”) comprises the Studio Business and the STARZ business remained with Lions Gate Entertainment Corp.

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

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company, and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. The Starz Business is reflected as discontinued operations in the financial statements following the completion of the Starz Separation. See Note 2 to our unaudited condensed consolidated financial statements for further information.

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

Immediately following the Business Combination through immediately prior to the Starz Separation, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while 12.2% were owned by former SEAC public shareholders, SEAC founders and common equity financing investors. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. Net proceeds of $278.2 million, inclusive of transaction costs that remained accrued at March 31, 2025 and which were paid during the nine months ended December 31, 2025 totaling $3.5 million, were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt. See Note 7 to our unaudited condensed consolidated financial statements for further detail.

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

Revenues

Our revenues are derived from the Motion Picture and Television Production segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2025 and 2024.

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

For motion pictures, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. The most sensitive factor affecting our estimate of ultimate revenues for a film intended for theatrical release is the film's theatrical performance, as subsequent revenues from the licensing and sale in other markets have historically been highly correlated to its theatrical performance. After a film is released, our estimates of revenue from succeeding markets are revised based on historical relationships and an analysis of current market trends.

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

Goodwill. As of December 31, 2025, the carrying value of goodwill was $846.8 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances as of December 31, 2025, were Motion Picture (goodwill of $396.9 million) and our Television (goodwill of $318.9 million) and Talent Management (goodwill of $131.0 million) businesses, both of which are part of our Television Production segment.

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

Goodwill Impairment Assessments:

During the three and nine months ended December 31, 2025, no events or circumstances occurred that would indicate it is more-likely-than not that the fair value of any reporting unit is less than its carrying value. Accordingly, an impairment test was not required during the current reporting period.

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

Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of December 31, 2025, we had a valuation allowance of $1,545.3 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

Consolidated Results from Continuing Operations

The following table sets forth our unaudited condensed consolidated results from continuing operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture(1)	$421.2	$311.4	$109.8	35.3%
Television Production	303.1	404.6	(101.5)	(25.1)%
Total Studio Business	724.3	716.0	8.3	1.2%
Intersegment eliminations	—	(87.8)	87.8	nm
Total revenues	724.3	628.2	96.1	15.3%
Expenses:
Direct operating	427.3	397.7	29.6	7.4%
Distribution and marketing	153.2	80.2	73.0	91.0%
General and administration	94.1	85.7	8.4	9.8%
Depreciation and amortization	4.4	4.4	—	—%
Restructuring and other	9.3	32.5	(23.2)	(71.4)%
Total expenses	688.3	600.5	87.8	14.6%
Operating loss	36.0	27.7	8.3	30.0%
Interest expense	(65.0)	(63.7)	(1.3)	2.0%
Interest and other income	4.0	3.1	0.9	29.0%
Other income (losses), net	(7.6)	10.2	(17.8)	nm
Losses on extinguishment of debt	—	(0.3)	0.3	nm
Equity interests income (loss)	(5.1)	7.6	(12.7)	nm
Loss from continuing operations before income taxes	(37.7)	(15.4)	(22.3)	nm
Income tax provision	(6.7)	(4.3)	(2.4)	55.8%
Net loss from continuing operations	(44.4)	(19.7)	(24.7)	nm
Net income (loss) from discontinued operations, net of income taxes	—	1.2	(1.2)	nm
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(1.8)	(3.4)	1.6	(47.1)%
Net loss attributable to Lionsgate Studios Corp. shareholders	$(46.2)	$(21.9)	$(24.3)	nm
_______________________
nm - Percentage not meaningful.
(1)     During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the three months ended December 31, 2024 to conform to the current period presentation: (i) revenue of $2.2 million; (ii) direct operating expense of $1.6 million; (iii) distribution and marketing expense of $0.8 million; and (iv) general and administration expense of $0.7 million, which resulted in gross contribution loss of $0.2 million and segment loss of $0.9 million. Additionally, the Company sold its streaming platform in India in December 2025, see Note 15 to our unaudited condensed consolidated financial statements.

Revenues. Consolidated revenues increased $96.1 million in the three months ended December 31, 2025 reflecting an increase of $109.8 million from Motion Picture revenue and no intersegment eliminations recorded in the current quarter compared to the prior year quarter of $87.8 million, offset by a decrease of $101.5 million from Television Production. Intersegment eliminations relate to the licensing of products from our Studio Business to the former Media Networks segment prior to the Starz Separation. Following the Starz Separation, revenue from licenses to Starz were not eliminated from our consolidated results from continuing operations. See further discussion in the Segment Results of Operations section below.

Motion Picture revenue increased $109.8 million, primarily due to an increase in theatrical, international and digital home entertainment revenue.

Television Production revenue decreased $101.5 million, primarily due to a decrease in domestic television revenue, partially offset by an increase in international revenue.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,
	2025		2024		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture(1)	$197.6	46.9%	$134.2	43.1%	$63.4	47.2%
Television Production	221.8	73.2%	320.4	79.2%	(98.6)	(30.8)%
Total Studio Business	419.4	57.9%	454.6	63.5%	(35.2)	(7.7)%
Other	7.9	nm	4.1	nm	3.8	nm
Intersegment eliminations	—	nm	(61.0)	nm	61.0	nm
	$427.3	59.0%	$397.7	63.3%	$29.6	7.4%
 _______________________
nm - Percentage not meaningful
(1)     Direct operating expenses for Motion Picture in the three months ended December 31, 2024 reflect the reclassification of $1.6 million from the former Media Networks segment to conform to the current period presentation.

Total direct operating expenses increased in the three months ended December 31, 2025. The increase was primarily due to increased revenue from the Motion Picture segment, partially offset by a decrease in revenue from the Television Production segment. The decrease in intersegment eliminations is due to there being no Motion Picture and Television Production intersegment revenue from licenses of motion pictures and original series to the former Media Networks segment following the Starz Separation, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expenses in the three months ended December 31, 2025 and December 31, 2024 primarily consist of rent costs for production facilities that were unutilized due to lower demand following the industry strikes amounting to $7.9 million and $4.1 million, respectively. The costs are included in direct operating expense and are not allocated to the segments.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture(1)	$140.2	$71.4	$68.8	96.4%
Television Production	13.0	8.8	4.2	47.7%
Total Studio Business	$153.2	$80.2	$73.0	91.0%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$100.9	$39.1	$61.8	nm
_____________________
nm - Percentage not meaningful
(1) Motion Picture distribution and marketing expense in the three months ended December 31, 2024 reflect the reclassification of $0.8 million from the former Media Networks segment to conform to the current period presentation.

Distribution and marketing expenses increased in the three months ended December 31, 2025, primarily due to higher Motion Picture theatrical P&A and Premium VOD expenses associated with the theatrical slate releases in the current quarter. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,				Change
	2025	% of Revenues	2024	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture(1)	$24.9		$23.1		$1.8	7.8%
Television Production	12.6		14.5		(1.9)	(13.1)%
Total Studio Business	37.5		37.6		(0.1)	(0.3)%
Corporate	28.9		30.9		(2.0)	(6.5)%
Share-based compensation expense	25.1		14.3		10.8	75.5%
Purchase accounting and related adjustments	2.6		2.9		(0.3)	(10.3)%
Total general and administrative expenses	$94.1	13.0%	$85.7	13.6%	$8.4	9.8%
______________________
(1)     Motion Picture general and administrative expenses in the three months ended December 31, 2024 reflect the reclassification of $0.7 million from the former Media Networks segment to conform to the current period presentation.
General and administrative expenses increased in the three months ended December 31, 2025, primarily as a result of increased share-based compensation expense, offset by a decrease in Corporate general and administrative expenses. See further discussion in the Segment Results of Operations section below.

The increase in share-based compensation expense included in general and administrative expense in the three months ended December 31, 2025, as compared to the three months ended December 31, 2024 was primarily due to share-based bonuses granted in the current fiscal period, with no similar grants in the prior fiscal period, and higher fair values in the current fiscal period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved.

	Three Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$25.1	$14.3
Restructuring and other(1)	0.9	—
Total share-based compensation expense	$26.0	$14.3
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Restructuring and Other. Restructuring and other decreased $23.2 million in the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. See Note 15 to our unaudited condensed consolidated financial statements. Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable and were as follows for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$5.0	$7.3	$(2.3)	(31.5)%
Severance(2)	5.1	20.4	(15.3)	(75.0)%
Transaction and other costs(3)	(0.8)	4.8	(5.6)	nm
	$9.3	$32.5	$(23.2)	(71.4)%
_______________________
nm - Percentage not meaningful
(1) Content and other impairments primarily reflect $2.3 million in content impairment charges recorded during the three months ended December 31, 2025 in connection with the restructuring of the Motion Picture and Television Production businesses. In addition, the amounts in the three months ended December 31, 2025 and 2024 include impairment charges related to certain operating lease right-of-use and leasehold improvements within the Television Production segment. These impairments were recognized as a result of facilities that are no longer expected to be utilized by the Company, primarily related to the integration of eOne.
(2)    Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring and acquisition integration activities, as well as other cost-reduction initiatives.
(3)    Transaction and other costs primarily relate to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. The three months ended December 31, 2025 include a gain of $2.6 million from the sale of our streaming platform in India.

Interest Expense. Interest expense of $65.0 million in the three months ended December 31, 2025 increased $1.3 million from the three months ended December 31, 2024.

The following table presents the components of interest expense for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Interest Expense
Revolving credit facility	$6.6	$13.4
Term loans	—	6.9
Senior Notes	5.8	5.4
IP credit facilities(1)	25.9	18.9
Other(2)	26.7	19.1
Total interest expense	$65.0	$63.7
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

Interest and Other Income. Interest and other income of $4.0 million in the three months ended December 31, 2025 increased, as compared to interest and other income of $3.1 million in the three months ended December 31, 2024.

Other Income (Loss), net. Other gain (losses) was net loss of $7.6 million in the three months ended December 31, 2025, compared to a net gain of $10.2 million in the three months ended December 31, 2024. The change was due to losses incurred related to foreign currency transactions during the three months ended December 31, 2025 as compared to income related to foreign currency transactions during the three months ended December 31, 2024

Loss on Extinguishment of Debt. During the three months ended December 31, 2024, a loss on extinguishment of debt of $0.3 million was recorded for the write-off of debt issuance costs associated with the voluntary prepayment of Term Loan B. There was no comparable loss in the three months ended December 31, 2025. See Note 7 to our unaudited condensed consolidated financial statements.

Equity Interests Income (Loss). Equity interests loss of $5.1 million in the three months ended December 31, 2025, compared to equity interests income of $7.6 million in the three months ended December 31, 2024.

Income Tax Provision. We had an income tax provision of $6.7 million in the three months ended December 31, 2025, compared to an income tax provision of $4.3 million in the three months ended December 31, 2024. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders. Net loss attributable to our shareholders for the three months ended December 31, 2025 was $46.2 million, or basic and diluted net loss per common share of $0.16 on 290.0 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended December 31, 2024 of $21.9 million, or basic and diluted net loss per common share of $0.09 on 250.2 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

Our primary measure of segment performance is segment profit. Segment profit is defined as segment revenues, less segment direct operating and segment distribution and marketing expense, less segment general and administration expenses. Segment profit and total segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain benefits related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. Segment profit is a U.S. GAAP financial measure and is disclosed in Note 16 to our unaudited condensed consolidated financial statements.

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

We believe the presentation of total segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by our management and enables them to understand the fundamental performance of our businesses before non-operating items. Total segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company’s segments and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of our businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner as defined by our management and similarly titled measures presented by other companies may not be comparable due to differences in the methods of calculation and excluded items.

The following table reconciles the operating loss, which is the most comparable U.S. GAAP measure to the total segment profit non-GAAP measure for the three months ended December 31, 2025 and 2024. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based unaudited condensed consolidated statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses our unaudited condensed consolidated results of operations.

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Operating income	$36.0	$27.7	$8.3	30.0%
Corporate general and administrative expenses	28.9	30.9	(2.0)	(6.5)%
Adjusted depreciation and amortization	3.4	3.3	0.1	3.0%
Restructuring and other	9.3	32.5	(23.2)	(71.4)%
Unallocated rent cost included in direct operating expense	7.9	4.1	3.8	92.7%
Adjusted share-based compensation expense	25.1	14.3	10.8	75.5%
Purchase accounting and related adjustments	3.6	4.0	(0.4)	(10.0)%
Total segment profit	$114.2	$116.8	$(2.6)	(2.2)%

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

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture(1)	$421.2	$311.4	$109.8	35.3%
Television Production	303.1	404.6	(101.5)	(25.1)%
Total Studio Business	$724.3	$716.0	$8.3	1.2%
Intersegment eliminations	—	(87.8)	87.8	nm
	$724.3	$628.2	$96.1	15.3%
Segment Profit
Studio Business
Motion Picture(1)	$58.5	$82.7	$(24.2)	(29.3)%
Television Production	55.7	60.9	(5.2)	(8.5)%
Total Studio Business	$114.2	$143.6	$(29.4)	(20.5)%
Intersegment eliminations	—	(26.8)	26.8	nm
	$114.2	$116.8	$(2.6)	(2.2)%
________________________________
nm - Percentage not meaningful.
(1) Revenue and Segment profit of the Motion Picture segment reflect a reclassification from the former Media Networks segment to the Motion Picture segment in the three months ended December 31, 2024 to conform to the current period presentation as described in Note 16, for the following: (i) revenue of $2.2 million; (ii) direct operating expense of $1.6 million; (iii) distribution and marketing expense of $0.8 million; and (iv) general and administration expense of $0.7 million, which resulted in gross contribution loss of $0.2 million and segment loss of $0.9 million. Additionally, the Company sold its streaming platform in India in December 2025, see Note 15 to our unaudited condensed consolidated financial statements.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture

The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,		Change
	2025	2024 (1)	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$421.2	$311.4	$109.8	35.3%
Expenses:
Direct operating expense	197.6	134.2	63.4	47.2%
Distribution & marketing expense	140.2	71.4	68.8	96.4%
Gross contribution	83.4	105.8	(22.4)	(21.2)%
General and administrative expenses	24.9	23.1	1.8	7.8%
Segment profit	$58.5	$82.7	$(24.2)	(29.3)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$100.9	$39.1	$61.8	nm

Direct operating expense as a percentage of revenue	46.9%	43.1%

Gross contribution as a percentage of revenue	19.8%	34.0%
__________________________________
nm - Percentage not meaningful.
(1) Revenue and Segment profit of the Motion Picture segment reflect a reclassification from the former Media Networks segment to the Motion Picture segment in the three months ended December 31, 2024 to conform to the current period presentation as described in Note 16, for the following: (i) revenue of $2.2 million; (ii) direct operating expense of $1.6 million; (iii) distribution and marketing expense of $0.8 million; and (iv) general and administration expense of $0.7 million, which resulted in gross contribution loss of $0.2 million and segment loss of $0.9 million. Additionally, the Company sold its streaming platform in India in December 2025, see Note 15 to our unaudited condensed consolidated financial statements.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025			2024			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$66.1	$4.6	$70.7	$33.9	$1.1	$35.0	$35.7
Home Entertainment
Digital Media	100.3	54.8	155.1	93.4	52.3	145.7	9.4
Packaged Media	8.2	5.9	14.1	9.8	6.2	16.0	(1.9)
Total Home Entertainment	108.5	60.7	169.2	103.2	58.5	161.7	7.5
Television	35.0	8.1	43.1	30.5	7.8	38.3	4.8
International(3)	95.4	25.2	120.6	48.2	22.2	70.4	50.2
Other	15.4	2.2	17.6	3.1	2.9	6.0	11.6
	$320.4	$100.8	$421.2	$218.9	$92.5	$311.4	$109.8
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
(3)International revenue in the three months ended December 31, 2024 reflects the reclassification of $2.2 million from the former Media Networks segment to conform to the current period presentation.

Theatrical revenue increased $35.7 million in the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to higher revenue from Lionsgate Original Releases of $32.2 million driven by the theatrical releases of Now You See Me: Now You Don’t and The Housemaid in the current quarter.

Home entertainment revenue increased $7.5 million, or 4.6%, in the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, due to an increase in digital media revenue of $9.4 million, offset by a decrease in packaged media revenue of $1.9 million. The increase in digital media revenue was due to higher revenue of $6.9 million and $2.5 million generated from Lionsgate Original Releases and Other Films, respectively. The increase in revenue from Lionsgate Original Releases was driven by the theatrical slate title releases of The Long Walk and Good Fortune, partially offset by lower revenue from multi-platform releases.

Television revenue increased $4.8 million, or 12.5%, in the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, primarily due to higher revenue from our Lionsgate Original Releases of fiscal 2025 and 2026 theatrical slate titles with television window openings in the current quarter, compared to the fiscal 2025 television window openings for theatrical slate titles in the prior quarter.

International revenue increased $50.2 million, or 71.3%, in the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, due to higher revenue generated from Lionsgate Original Releases of $47.2 million, driven by the theatrical slate title releases of Now You See Me: Now You Don’t and The Housemaid in the current quarter.

Direct Operating Expense. The increase in direct operating expenses was due to higher Motion Picture revenue. The increase in direct operating expenses as a percentage of revenue is driven by the performance and costs of the titles released during the three months ended December 31, 2025. There were no write-downs in investments in film included in Motion Picture segment direct operating expense in the three months ended December 31, 2025, as compared to $0.2 million in the three months ended December 31, 2024.

Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended December 31, 2025 was primarily due to higher theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. In the three months ended December 31, 2025 approximately $16.0 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $22.1 million in the three months ended December 31, 2024 in the Motion Picture segment.

Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended December 31, 2025 decreased as compared to the three months ended December 31, 2024 as a result of higher Motion Picture distribution and marketing and direct operating expenses, partially offset by higher Motion Picture revenue.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended December 31, 2025 increased $1.8 million, or 7.8%.

Television Production

The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$303.1	$404.6	$(101.5)	(25.1)%
Expenses:
Direct operating expense	221.8	320.4	(98.6)	(30.8)%
Distribution & marketing expense	13.0	8.8	4.2	47.7%
Gross contribution	68.3	75.4	(7.1)	(9.4)%
General and administrative expenses	12.6	14.5	(1.9)	(13.1)%
Segment profit	$55.7	$60.9	$(5.2)	(8.5)%

Direct operating expense as a percentage of revenue	73.2%	79.2%

Gross contribution as a percentage of revenue	22.5%	18.6%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$134.2	$259.9	$(125.7)	(48.4)%
International	85.4	59.3	26.1	44.0%
Home Entertainment
Digital	58.0	55.5	2.5	4.5%
Packaged Media	1.2	1.7	(0.5)	(29.4)%
Total Home Entertainment	59.2	57.2	2.0	3.5%
Other	24.3	28.2	(3.9)	(13.8)%
	$303.1	$404.6	$(101.5)	(25.1)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased $125.7 million, or 48.4%, in the three months ended December 31, 2025, due to a lower number of television episodes delivered in the current quarter as compared to the prior quarter.

International revenue increased $26.1 million, or 44.0%, in the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, due to higher revenue generated internationally from episodes delivered in the current quarter as compared to lower revenue generated from international television episodes delivered in the prior quarter.

Home entertainment revenue increased $2.0 million, or 3.5% ,in the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, due to higher digital media revenues.

Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2025 decreased $98.6 million, or 30.8% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior quarter.

Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2025 decreased as compared to the three months ended December 31, 2024, primarily due to lower Television Production revenue, offset by lower direct operating expenses.

General and Administrative Expense. General and administrative expenses of the Television Production segment in the three months ended December 31, 2025 decreased $1.9 million, or 13.1%.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024

Consolidated Results from Continuing Operations

The following table sets forth our unaudited condensed consolidated results from continuing operations for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture(1)	$964.9	$1,070.1	$(105.2)	(9.8)%
Television Production	790.3	1,062.5	(272.2)	(25.6)%
Total Studio Business	1,755.2	2,132.6	(377.4)	(17.7)%
Intersegment eliminations	(29.9)	(413.5)	383.6	(92.8)%
Total revenues	1,725.3	1,719.1	6.2	0.4%
Expenses:
Direct operating	1,066.6	1,159.1	(92.5)	(8.0)%
Distribution and marketing	373.9	308.2	65.7	21.3%
General and administration	252.3	269.3	(17.0)	(6.3)%
Depreciation and amortization	13.2	13.2	—	—%
Restructuring and other	39.8	64.9	(25.1)	(38.7)%
Total expenses	1,745.8	1,814.7	(68.9)	(3.8)%
Operating loss	(20.5)	(95.6)	75.1	(78.6)%
Interest expense	(200.9)	(195.1)	(5.8)	3.0%
Interest and other income	11.8	11.5	0.3	2.6%
Other losses, net	(21.5)	(5.2)	(16.3)	nm
Losses on extinguishment of debt	(2.2)	(4.5)	2.3	(51.1)%
Gain on investments, net	8.8	—	8.8	nm
Equity interests income (loss)	(8.2)	8.5	(16.7)	nm
Loss from continuing operations before income taxes	(232.7)	(280.4)	47.7	(17.0)%
Income tax provision	(14.9)	(13.8)	(1.1)	8.0%
Net loss from continuing operations	(247.6)	(294.2)	46.6	(15.8)%
Net income (loss) from discontinued operations, net of income taxes	(16.5)	34.7	(51.2)	nm
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	(4.4)	14.8	(19.2)	nm
Net loss attributable to Lionsgate Studios Corp. shareholders	$(268.5)	$(244.7)	$(23.8)	9.7%
_______________________
nm - Percentage not meaningful.
(1)     During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $6.8 million was reclassified from the former Media Networks segment to the Motion Picture segment in the nine months ended December 31, 2024 to conform to the current period presentation. Additionally, the Company sold its streaming platform in India in December 2025, see Note 15 to our unaudited condensed consolidated financial statements.

Revenues. Consolidated revenues increased $6.2 million in the nine months ended December 31, 2025, reflecting a decrease of $105.2 million and $272.2 million from Motion Picture and Television Productions revenue, respectively, offset by lower intersegment eliminations recorded in the current period of $383.6 million. Intersegment eliminations relate to the licensing of products from our Studio Business to the former Media Networks segment prior to the Starz Separation.

Motion Picture revenue decreased $105.2 million due to a decrease in television revenue, international revenue and home entertainment revenue, offset by an increase in theatrical and other revenue.

Television Production revenue decreased $272.2 million due to a decrease in domestic television and other revenue, offset by an increase in home entertainment and international revenue.

The increase in intersegment eliminations of $383.6 million is due to lower Motion Picture and Television Production intersegment revenues from licenses of motion pictures and original series to the former Media Networks segment prior to the Starz Separation as discussed above. Following the Starz Separation, revenue from licenses to Starz are not eliminated from the consolidated results from continuing operations. See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,
	2025		2024		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture(1)	$467.9	48.5%	$543.7	50.8%	$(75.8)	(13.9)%
Television Production	620.9	78.6%	889.9	83.8%	(269.0)	(30.2)%
Total Studio Business	1,088.8	62.0%	1,433.6	67.2%	(344.8)	(24.1)%
Other	20.4	nm	12.6	nm	7.8	nm
Intersegment eliminations	(42.6)	nm	(287.1)	nm	244.5	nm
	$1,066.6	61.8%	$1,159.1	67.4%	$(92.5)	(8.0)%
 _______________________
nm - Percentage not meaningful
(1)      Direct operating expenses for Motion Picture in the nine months ended December 31, 2024 reflect the reclassification of $5.2 million from the former Media Networks segment to conform to the current period presentation.

Direct operating expenses decreased in the nine months ended December 31, 2025, primarily due to lower direct operating expenses for our Television Production and Motion Picture segments and a decrease in intersegment eliminations. The decrease of expenses for the Television Production and Motion Picture segments was due to decreased revenue generated in each segment as compared to the prior year period. The decrease in intersegment eliminations is primarily due to lower Motion Picture and Television Production intersegment revenue from licenses of motion pictures and original series, respectively, to the former Media Networks segment prior to the Starz Separation, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the nine months ended December 31, 2025 and 2024 include rent costs for production facilities that were unutilized due to lower demand following the industry strikes amounting to $19.4 million and $14.6 million, respectively, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating costs in the nine months ended December 31, 2024 include a benefit from insurance recoveries on COVID related charges.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture(1)	$334.7	$280.9	$53.8	19.2%
Television Production	39.2	27.3	11.9	43.6%
Total Studio Business	$373.9	$308.2	$65.7	21.3%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$232.3	$181.1	$51.2	28.3%
______________________
(1) Motion Picture distribution and marketing expense in the nine months ended December 31, 2024 reflects the reclassification of $2.2 million from the former Media Networks segment to conform to the current period presentation.

Distribution and marketing expenses increased in the nine months ended December 31, 2025, primarily due to higher expenses incurred in the Motion Picture and Television Production segments. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,				Change
	2025	% of Revenues	2024	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture(1)	$70.6		$75.7		$(5.1)	(6.7)%
Television Production	36.0		49.3		(13.3)	(27.0)%
Total Studio Business	106.6		125.0		(18.4)	(14.7)%
Corporate	90.0		96.3		(6.3)	(6.5)%
Share-based compensation expense	49.2		41.2		8.0	19.4%
Purchase accounting and related adjustments	6.5		6.8		(0.3)	(4.4)%
Total general and administrative expenses	$252.3	14.6%	$269.3	15.7%	$(17.0)	(6.3)%
______________________
(1)     Motion Picture general and administrative expenses in the nine months ended December 31, 2024 reflect the reclassification of $2.1 million from the former Media Networks segment to conform to the current period presentation.

General and administrative expenses decreased in the nine months ended December 31, 2025, resulting from decreased Studio Business and Corporate general and administrative expenses, partially offset by an increase in share-based compensation expense. See further discussion in the Segment Results of Operations section below.

Corporate general and administrative expenses decreased $6.3 million, or 6.5%, primarily due to decreases in rent and facility costs and professional fees.

The increase in share-based compensation expense included in general and administrative expense in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, was primarily due to share-based bonuses granted in the current year period, with no similar grants in the prior year period. The following table presents share-based compensation expense by financial statement line item:

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$49.2	$41.3
Restructuring and other(1)	1.7	4.7
Total share-based compensation expense	$50.9	$46.0
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Restructuring and Other. Restructuring and other decreased $25.1 million in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. See Note 15 to our unaudited condensed consolidated financial statements. Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable and were as follows for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$14.9	$25.8	$(10.9)	(42.2)%
Severance(2)	19.8	24.6	(4.8)	(19.5)%
Transaction and other costs(3)	5.1	14.5	(9.4)	(64.8)%
	$39.8	$64.9	$(25.1)	(38.7)%
_______________________
(1)Content and other impairments primarily reflect $10.9 million in development cost write-offs recorded during the nine months ended December 31, 2025 for write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. In addition, the amounts in the nine months ended December 31, 2025 and 2024 include impairment charges related to certain operating lease right-of-use assets and leasehold improvements within the Television Production segment. These impairments were recognized as a result of facilities that are no longer expected to be utilized by the Company, primarily related to the integration of eOne.
(2)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring and acquisition integration activities, as well as other cost-reduction initiatives.
(3)Transaction and other costs primarily relate to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. For the nine months ended December 31, 2025, transaction costs associated with the Starz Separation are excluded, as such amounts are classified within discontinued operations. The nine months ended December 31, 2025 include a gain of $2.6 million from the sale of our streaming platform in India.

Interest Expense. Interest expense of $200.9 million in the nine months ended December 31, 2025 increased by $5.8 million from the nine months ended December 31, 2024 due to higher average balances on variable rate corporate debt and film related obligations, offset by slightly lower average interest rates and a smaller benefit from the interest rate swaps. The following table presents the components of interest expense for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,
	2025	2024
Interest Expense	(Amounts in millions)
Revolving credit facility	$18.4	$44.9
Term loans	2.0	45.6
Senior Notes	19.1	16.1
IP credit facilities(1)	68.3	24.9
Other(2)	93.1	63.6
Total interest expense	$200.9	$195.1
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

Interest and Other Income. Interest and other income of $11.8 million for the nine months ended December 31, 2025 increased, as compared to interest and other income of $11.5 million for the nine months ended December 31, 2024.

Other Loss, net. Other losses, net of $21.5 million for the nine months ended December 31, 2025 increased as compared to other loss, net of $5.2 million for the nine months ended December 31, 2024. The change was due to losses incurred related to foreign currency transactions during the nine months ended December 31, 2025 as compared to income related to foreign currency transactions during the nine months ended December 31, 2024.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $2.2 million during the nine months ended December 31, 2025 resulted from the write-off of debt issuance costs following the termination and then modification of our revolving credit facility as part of the Starz Separation. Loss on extinguishment of debt of $4.5 million during the nine months ended December 31, 2024, related to the write-off of debt issuance costs associated with the voluntary prepayment of Term Loan A and Term Loan B. See Note 7 to our unaudited condensed consolidated financial statements.

Gain on Investments, net. Gain on investments, net of $8.8 million in the nine months ended December 31, 2025 represented a gain on the sale of our equity method ownership interest in Spyglass and other investments. There was no comparable gain in the nine months ended December 31, 2024.

Equity Interests Income (Loss). Equity interests loss of $8.2 million in the nine months ended December 31, 2025 compared to equity interests income of $8.5 million in the nine months ended December 31, 2024.

Income Tax Provision. We had an income tax provision of $14.9 million in the nine months ended December 31, 2025, compared to an income tax provision of $13.8 million in the nine months ended December 31, 2024. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders. Net loss attributable to our shareholders for the nine months ended December 31, 2025 was $268.5 million, or basic and diluted net loss per common share of $0.95 on 283.9 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2024 of $244.7 million, or basic and diluted net loss per common share of $0.99 on 248.4 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024”, Segment Results of Operations and Non-GAAP Measures for a definition of the non-GAAP measure and total segment profit.

The following table reconciles the operating loss, which is the most comparable U.S. GAAP measure, to the total segment profit non-GAAP measure for the nine months ended December 31, 2025 and 2024. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based unaudited condensed consolidated statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses our unaudited condensed consolidated results of operations.

	Nine Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
	(Amounts in millions)
Operating loss	$(20.5)	$(95.6)	$75.1	(78.6)%
Corporate general and administrative expenses	90.0	96.3	(6.3)	(6.5)%
Adjusted depreciation and amortization	10.2	10.1	0.1	1.0%
Restructuring and other	39.8	64.9	(25.1)	(38.7)%
COVID-19 related (benefit) charges	1.0	(2.1)	3.1	nm
Unallocated rent cost included in direct operating expense	19.4	14.6	4.8	32.9%
Adjusted share-based compensation expense	49.2	41.3	7.9	19.1%
Purchase accounting and related adjustments	9.5	9.9	(0.4)	(4.0)%
Total segment profit	$198.6	$139.4	$59.2	42.5%
________________________________
nm - Percentage not meaningful

See Note 16 to our unaudited condensed consolidated financial statements for additional details on the reconciling line items presented above. Note 16 to our unaudited condensed consolidated financial statements also includes reconciliations of depreciation and amortization and share-based compensation expense, as reported in our statements of operations, to the respective adjusted amounts shown above.

We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues and segment profit of our collective Studio Business.

	Nine Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
Revenue	(Amounts in millions)
Studio Business
Motion Picture(1)	$964.9	$1,070.1	$(105.2)	(9.8)%
Television Production	790.3	1,062.5	(272.2)	(25.6)%
Total Studio Business	$1,755.2	$2,132.6	$(377.4)	(17.7)%
Intersegment eliminations	(29.9)	(413.5)	383.6	(92.8)%
	$1,725.3	$1,719.1	$6.2	0.4%
Segment Profit
Studio Business
Motion Picture(1)	$91.7	$169.8	$(78.1)	(46.0)%
Television Production	94.2	96.0	(1.8)	(1.9)%
Total Studio Business	$185.9	$265.8	$(79.9)	(30.1)%
Intersegment eliminations	12.7	(126.4)	139.1	nm
	$198.6	$139.4	$59.2	42.5%
________________________________
nm - Percentage not meaningful.

(1) Revenue and Segment profit of the Motion Picture segment reflect a reclassification from the former Media Networks segment to the Motion Picture segment in the nine months ended December 31, 2024 to conform to the current period presentation as described in Note 16, for the following: (i) revenue of $6.8 million; (ii) direct operating expense of $5.2 million; (iii) distribution and marketing expense of $2.2 million; and (iv) general and administration expense of $2.1 million, which resulted in gross contribution loss of $0.6 million and segment loss of $2.7 million. Additionally, the Company sold its streaming platform in India in December 2025, see Note 15 to our unaudited condensed consolidated financial statements.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture

The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,		Change
	2025	2024 (1)	Amount	Percent
Motion Picture Segment:	(Amounts in millions)
Revenue	$964.9	$1,070.1	$(105.2)	(9.8)%
Expenses:
Direct operating expense	467.9	543.7	(75.8)	(13.9)%
Distribution & marketing expense	334.7	280.9	53.8	19.2%
Gross contribution	162.3	245.5	(83.2)	(33.9)%
General and administrative expenses	70.6	75.7	(5.1)	(6.7)%
Segment profit	$91.7	$169.8	$(78.1)	(46.0)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$232.3	$181.1	$51.2	28.3%

Direct operating expense as a percentage of revenue	48.5%	50.8%

Gross contribution as a percentage of revenue	16.8%	22.9%
___________________________________
(1) Revenue and Segment profit of the Motion Picture segment reflect a reclassification from the former Media Networks segment to the Motion Picture segment in the nine months ended December 31, 2024 to conform to the current period presentation as described in Note 16, for the following: (i) revenue of $6.8 million; (ii) direct operating expense of $5.2 million; (iii) distribution and marketing expense of $2.2 million; and (iv) general and administration expense of $2.1 million, which resulted in gross contribution loss of $0.6 million and segment loss of $2.7 million. Additionally, the Company sold its streaming platform in India in December 2025, see Note 15 to our unaudited condensed consolidated financial statements.

Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025			2024			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
Motion Picture Revenue	(Amounts in millions)
Theatrical	$111.2	$6.7	$117.9	$87.3	$3.8	$91.1	$26.8
Home Entertainment
Digital Media	246.2	141.3	387.5	265.8	134.5	400.3	(12.8)
Packaged Media	19.1	13.3	32.4	22.8	15.0	37.8	(5.4)
Total Home Entertainment	265.3	154.6	419.9	288.6	149.5	438.1	(18.2)
Television	97.2	19.8	117.0	211.2	23.8	235.0	(118.0)
International(3)	217.6	60.7	278.3	225.1	66.0	291.1	(12.8)
Other	24.0	7.8	31.8	8.2	6.6	14.8	17.0
	$715.3	$249.6	$964.9	$820.4	$249.7	$1,070.1	$(105.2)
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
(3)International revenue in the nine months ended December 31, 2024 reflects the reclassification of $6.8 million from the former Media Networks segment to conform to the current period presentation.

Theatrical revenue increased $26.8 million, or 29.4%, in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily due to higher revenue from Lionsgate Original Releases of $23.9 million driven by the theatrical releases of The Housemaid, Now You See Me: Now You Don’t, Ballerina: From the World of John Wick and The Long Walk in the current period as compared to the prior year period theatrical releases.

Home entertainment revenue decreased $18.2 million, or 4.2%, in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, due to decreases of $12.8 million and $5.4 million in digital media and packaged media revenue, respectively, primarily driven by lower multi-platform revenue of $20.4 million, offset by higher revenue of $5.1 million from Other Films.

Television revenue decreased $118.0 million, or 50.2%, in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily due to lower revenue from Lionsgate Original Releases of $114.0 million from the fiscal 2025 and 2026 theatrical slate titles with television windows opening in the current period, as compared to the fiscal 2025 and 2024 theatrical slate titles with television windows opening during the prior year period, which included significant revenue from The Hunger Games: The Ballad of Songbirds & Snakes.

International revenue decreased $12.8 million, or 4.4%, in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, due to $7.5 million and $5.3 million of lower revenue generated from Lionsgate Original Releases and Other Film revenue, respectively. Lionsgate Original Releases decreased due to lower revenue from multi-platform releases and Other Film revenue decreased due to lower revenue from our acquired libraries.

Direct Operating Expense. The decrease in direct operating expenses was due to lower Motion Picture revenue as compared to the prior year period. The decrease in direct operating expenses as a percentage of revenue is driven by the performance and costs of the titles released during the nine months ended December 31, 2025. There were no write-downs in investments in film included in Motion Picture segment direct operating expense in the nine months ended December 31, 2025, as compared to $18.8 million in the nine months ended December 31, 2024.

Distribution and Marketing Expense. The increase in distribution and marketing expense in the nine months ended December 31, 2025 was primarily due to higher theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period. In the nine months ended December 31, 2025, approximately $24.4 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $32.0 million in the nine months ended December 31, 2024 in the Motion Picture segment.

Gross Contribution. Gross contribution of the Motion Picture segment for the nine months ended December 31, 2025 decreased as compared to the nine months ended December 31, 2024 as a result of lower Motion Picture revenue and higher distribution and marketing expenses, partially offset by lower direct operating expenses.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2025 decreased $5.1 million, or 6.7%, primarily due to a decrease in salaries and related expenses.

Television Production

The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,		Change
	2025	2024	Amount	Percent
Television Production Segment:	(Amounts in millions)
Revenue	$790.3	$1,062.5	$(272.2)	(25.6)%
Expenses:
Direct operating expense	620.9	889.9	(269.0)	(30.2)%
Distribution & marketing expense	39.2	27.3	11.9	43.6%
Gross contribution	130.2	145.3	(15.1)	(10.4)%
General and administrative expenses	36.0	49.3	(13.3)	(27.0)%
Segment profit	$94.2	$96.0	$(1.8)	(1.9)%

Direct operating expense as a percentage of revenue	78.6%	83.8%

Gross contribution as a percentage of revenue	16.5%	13.7%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Television Production	(Amounts in millions)
Domestic Television	$410.7	$733.1	$(322.4)	(44.0)%
International	162.1	144.8	17.3	11.9%
Home Entertainment
Digital Media	148.6	108.7	39.9	36.7%
Packaged Media	2.8	3.0	(0.2)	(6.7)%
Total Home Entertainment	151.4	111.7	39.7	35.5%
Other	66.1	72.9	(6.8)	(9.3)%
	$790.3	$1,062.5	$(272.2)	(25.6)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased $322.4 million, or 44.0%, in the nine months ended December 31, 2025, due to a lower number of television episodes delivered in the current period as compared to the prior year period.

International revenue increased $17.3 million, or 11.9%, in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily due to higher revenue generated internationally from episodes delivered in the current period as compared to episodes delivered in the prior period.

Home entertainment revenue increased $39.7 million, or 35.5%, in the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily due to higher digital media revenue from the delivery of The Chosen Season 5 and Ghosts Season 4 in the current period.

Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2025 decreased $269.0 million, or 30.2% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current period as compared to the prior year period.

Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2025 decreased as compared to the nine months ended December 31, 2024, due to lower Television Production revenue and higher distribution and marketing expenses, partially offset by lower direct operating expenses.

General and Administrative Expense. General and administrative expenses of the Television Production segment decreased by $13.3 million, or 27.0% as compared to the nine months ended December 31, 2024, primarily due to a decrease in salaries and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our liquidity and capital requirements in the nine months ended December 31, 2025 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of December 31, 2025, we had cash and cash equivalents of $182.4 million.

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

In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”), were repaid in full and all commitments thereunder were terminated. The Company entered into a new credit agreement (the “Lionsgate Credit Agreement”) which provides for an $800.0 million senior secured revolving credit facility, which may be increased up to $1,200.0 million. The Company also assumed the Senior Notes and pursuant to the terms thereof, the Company assumed and agreed to perform as primary obligor all obligations of the initial issuer under the Senior Notes and the initial issuer, a wholly-owned subsidiary of Starz Entertainment Corp. was released and discharged.

Corporate Debt

Our corporate debt as of December 31, 2025, excluding film related obligations discussed further below, consisted of the following:

•Lionsgate Credit Agreement: We have an $800.0 million revolving credit facility ($30.0 million outstanding as of December 31, 2025), which may be increased to a total amount not in excess of $1,200.0 million, subject to the terms and conditions set forth therein. We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•Senior Notes: We have $389.9 million outstanding of 6.0% senior notes due 2030 (the “Senior Notes”).
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $294.9 million outstanding as of December 31, 2025. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility. In September 2024, as amended in November 2024, December 2024, March 2025, June 2025 and September 2025, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “LG IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $1,250.0 million as of December 31, 2025 subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of December 31, 2025, $1,218.8 million was outstanding under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.
•3 Arts Credit Facility. On May 29, 2025 in preparation for the A & A purchase (see Note 3 to our unaudited condensed consolidated financial statements), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. As of December 31, 2025, $30.6 million was outstanding under the 3 Arts Credit Facility. Advances under the 3 Arts Credit Facility are payable at maturity, which is on May 29, 2029. As of December 31, 2025, there was $19.4 million available under the 3 Arts Credit Facility.

See Note 7 to our unaudited condensed consolidated financial statements for discussion of our corporate debt.

Film Related Obligations

We utilize our film related obligations to fund our film and television productions. Our film related obligations as of December 31, 2025 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. As of December 31, 2025, there was $1,471.9 million outstanding under the production loans.
•Production Tax Credit Facility: As of December 31, 2025, we had a $380.0 million non-recourse senior secured revolving credit facility due January 2028 based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). Cash collections from the tax credit receivables are used to repay outstanding borrowings under the facility. As of December 31, 2025, $402.2 million in tax credit receivables served as collateral and $46.9 million remained available for borrowing. As of December 31, 2025, there was $333.1 million outstanding under the Production Tax Credit Facility.
•Film Library Facility: In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “Film Library Facility”). The facility was collateralized exclusively by the Company’s rights in certain acquired film library titles. The maximum principal amount available under the Film Library Facility was $161.9 million, subject to the valuation of eligible collateral, which was based on projected cash flows from the libraries. During the nine months ended December 31, 2025, the outstanding balance of $59.7 million was fully repaid and all commitments were terminated.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of December 31, 2025 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of December 31, 2025, there was $146.9 million outstanding under the Backlog Facility.
◦Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2025, there was $111.5 million outstanding under the “other” loans, with remaining contractual repayment dates in April 2026, July 2026 and December 2027. As of December 31, 2025, accounts receivable amounting to $67.0 million and contracted receivables not yet reflected as accounts receivable on the balance sheet as of December 31, 2025 amounting to $60.4 million represented collateral related to the “other” loans.

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

In addition, the Company has a redeemable noncontrolling interest balance of $113.7 million as of December 31, 2025 related to 3 Arts Entertainment, A & A Management and other and $89.4 million included in other liabilities, noncurrent, representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest, which may require the use of cash in the event the holders of the noncontrolling interests require us to repurchase their interests (see Note 10 to our unaudited condensed consolidated financial statements).

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

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of December 31, 2025 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of December 31, 2025 (on-balance sheet arrangements)
Corporate debt(1):
Revolving Credit Facility	$30.0	$—	$30.0
Senior Notes	389.9	—	389.9
eOne IP Credit Facility	294.9	34.0	260.9
LG IP Credit Facility	1,218.8	125.0	1,093.8
3 Arts Credit Facility	30.6	—	30.6
Film related obligations(2)	2,063.4	1,214.0	849.4
Content related payables(3)	21.4	20.6	0.8
Operating lease obligations	314.1	44.0	270.1
	4,363.1	1,437.6	2,925.5
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	318.1	93.9	224.2
Interest payments(5)	478.9	183.5	295.4
Other contractual obligations	362.5	67.8	294.7
	1,159.5	345.2	814.3
Total future repayment of debt and other commitments under contractual obligations (6)	$5,522.6	$1,782.8	$3,739.8
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
(5)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at December 31, 2025, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $89.4 million included in other liabilities, noncurrent representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $87.5 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

For additional details of contingencies, see Note 17 to our unaudited condensed consolidated financial statements.

Discussion of Operating, Investing, Financing Cash Flows

Cash, cash equivalents and restricted cash decreased by $45.9 million for the nine months ended December 31, 2025 and decreased by $113.6 million for the nine months ended December 31, 2024, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows used in operating activities attributable to continuing operations for the nine months ended December 31, 2025 and 2024 were as follows:

	Nine Months Ended
	December 31,
	2025	2024	Net Change
	(Amounts in millions)
Net Cash Flows Used In Operating Activities - Continuing Operations	$(321.7)	$(345.6)	$(23.9)

Cash flows used in operating activities attributable to continuing operations for the nine months ended December 31, 2025 were $321.7 million compared to cash flows used in operating activities attributable to continuing operations of $345.6 million for the nine months ended December 31, 2024. The decrease in cash used in operating activities is primarily due to lower cash flows generated from operating activities before changes in operating assets and liabilities of $48.5 million. The change in operating assets and liabilities included lower cash used for investment in film and television programs, decreases in other assets and increases in accounts payable and accrued liabilities, offset by lower proceeds from accounts receivable and lower increases in deferred revenue.

Investing Activities. Cash flows used in investing activities attributable to continuing operations for the nine months ended December 31, 2025 and 2024 were as follows:

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Acquisition of businesses, net of cash acquired (see Note 3)	$(29.4)	$—
Net proceeds from purchase price adjustments for eOne acquisition	—	12.0
Proceeds from the sale of equity method investments	34.0	1.5
Investment in equity method investees and other	(2.3)	(2.0)
Distributions from equity method investees and other	0.3	—
Acquisition of assets (film library and related assets)	—	(35.0)
Capital expenditures	(9.7)	(9.9)
Repayment of loans receivable	—	0.8
Net Cash Flows Used In Investing Activities - Continuing Operations	$(7.1)	$(32.6)

Cash flows used in investing activities attributable to continuing operations were $7.1 million for the nine months ended December 31, 2025 compared to cash flows used in investing activities attributable to continuing operations of $32.6 million for the nine months ended December 31, 2024. The decrease was primarily due to proceeds from the sale of our equity method investment in Spyglass, partially offset by cash used for the acquisition of A&A in the current period, as compared to the cash used for the acquisition of a film library and related assets, partially offset by proceeds from the settlement of certain working capital items pursuant to the Purchase Agreement for eOne in the prior year period.

Financing Activities. Cash flows provided by financing activities attributable to continuing operations for the nine months ended December 31, 2025 and 2024 were as follows:

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$2,331.6	$3,557.7
Debt - repurchases and repayments	(2,396.3)	(3,493.0)
Net borrowings (repayments) of debt	(64.7)	64.7

Film related obligations - borrowings	2,085.2	1,494.9
Film related obligations - repayments	(2,033.9)	(1,582.4)
Net borrowings (repayments) of film related obligations	51.3	(87.5)

Cash settlement in connection with Starz Separation refinancing (see Note 7)	262.8	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	(3.5)	281.7
Purchase of noncontrolling interest	—	(7.4)
Tax withholding required on equity awards	(13.4)	(28.7)
Other financing activities	(3.6)	(6.0)
Net Cash Flows Provided By Financing Activities - Continuing Operations	$228.9	$216.8

Cash flows provided by financing activities attributable to continuing operations were $228.9 million for the nine months ended December 31, 2025 compared to cash flows provided by financing activities attributable to continuing operations of $216.8 million for the nine months ended December 31, 2024. Cash flows provided by financing activities attributable to continuing operations for the nine months ended December 31, 2025 primarily reflect a net cash settlement received in connection with the Starz Separation refinancing of $262.8 million, partially offset by total net repayments of $13.4 million related to debt and film obligations and tax withholdings required on equity awards of $13.4 million. Cash used for other financing activities of $3.6 million primarily represents distributions to noncontrolling interests.

Cash flows provided by financing activities attributable to continuing operations of $216.8 million for the nine months ended December 31, 2024 primarily reflect net proceeds from the sale of a noncontrolling interest in Legacy Lionsgate Studios of $281.7 million, partially offset by tax withholdings required on equity awards of $28.7 million and total net repayments of $22.8 million related to debt and film obligations The net repayments include the prepayments of $84.9 million and $214.1 million of the principal accrued and unpaid interest of Term Loan A and Term Loan B, respectively. Cash used for other financing activities of $6.0 million primarily represents distributions to noncontrolling interests.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 11 to our unaudited condensed consolidated financial statements, remaining performance obligations were $2.0 billion at December 31, 2025 (March 31, 2025 - $1.5 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.5 billion at December 31, 2025 (March 31, 2025 - $1.1 billion).

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

Interest Rate Risk. At December 31, 2025, we had interest rate swap agreements to fix the interest rate on $886.8 million of variable rate SOFR-based debt. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, and 3 Arts Credit Facility and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility is at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. Advances under the eOne IP Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $800.0 million, based on the applicable SOFR in effect as of December 31, 2025, each quarter point change in interest rates would result in a $3.6 million change in annual net interest expense on the revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, 3 Arts Credit Facility and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Backlog Facility and others) incur primarily SOFR-based interest, with applicable margins ranging from 1.00% to 4.50% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.7 million in additional costs capitalized to the respective film or television asset for production loans, and a $1.5 million change in annual net interest expense (based on the outstanding principal amount of such loans).

As of December 31, 2025, our Senior Notes had an outstanding carrying value of $382.8 million, and an estimated fair value of $368.4 million. A 1% increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $13.3 million, and a 1% decrease in the level of interest rates would increase the fair value of the Senior Notes by approximately $13.9 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2025:

	Three Months Ending March 31,	Year Ending March 31,						Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	December 31, 2025
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$30.0	$30.0	$30.0
Average Interest Rate	—%	—%	—%	—%	—%	6.19%
eOne IP Credit Facility(1)	$8.5	$34.0	$34.0	$34.0	$184.4	$—	$294.9	$294.9
Average Interest Rate	5.94%	5.94%	5.94%	5.94%	5.94%	—%
LG IP Credit Facility(1)	$31.3	$125.0	$125.0	$125.0	$812.5	$—	$1,218.8	$1,218.8
Average Interest Rate	5.94%	5.94%	5.94%	5.94%	5.94%	—%
3 Arts Credit Facility(1)	$—	$—	$—	$—	$30.6	$—	$30.6	$30.6
Average Interest Rate	—%	—%	—%	—%	6.19%	—%
Film related obligations(2)	$590.4	$848.4	$582.7	$—	$—	$41.9	$2,063.4	$2,063.4
Average Interest Rate	5.80%	5.21%	5.31%	—%	—%	4.94%
Fixed Rates:
Senior Notes	$—	$—	$—	$—	$—	$389.9	$389.9	$368.4
Interest Rate	—%	—%	—%	—%	—%	6.00%
Interest Rate Swaps(3)
Variable to fixed notional amount	$—	$706.0	$180.8	$—	$—	$—	$886.8	$(4.4)
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

As of December 31, 2025, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2025.

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

ITEM 1A. RISK FACTORS.

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and Part II, Item 1A of the Company’s Form 10-Q for the first quarter ended June 30, 2025, in each case under the heading “Risk Factors.” Except for the risk factors disclosed in Part II, Item 1A of the Company’s Form 10-Q for the first quarter ended June 30, 2025, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no other material changes to the Company’s risk factors previously reported in the Company’s Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	5/7/2025
3.2	Notice of Articles	8-K	3.2	5/7/2025
4.1.10x	Supplemental Indenture No. 10, dated as of December 18, 2025.
10.13.1x
Amendment No. 1 to the Credit and Guarantee Agreement dated as of November 26, 2025 among Lions Gate Television Inc., as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.

10.27
Governance, Standstill and Voting Agreement dated as of January 26, 2026 by and among (A) Liberty 77 Capital L.P., a Delaware limited partnership, Liberty 77 Fund L.P., a Cayman Islands exempted limited partnership and Liberty 77 Fund International L.P., a Cayman Islands exempted limited partnership, (B) MHR Fund Management LLC, a Delaware limited liability company and the affiliated funds, and (C) Lionsgate Studios Corp., a British Columbia corporation.

31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
xx	Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 5, 2026		Title:	Chief Financial Officer