Form 10-K
period 2026-03-31
Lionsgate Studios Corp.
filed 2026-05-27
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________ to  ____________

Commission File No.: 001-42635
Lionsgate Studios Corp.
(Exact name of registrant as specified in its charter)

British Columbia, Canada		N/A
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

250 Howe Street, 20th Floor
Vancouver, British Columbia V6C 3R8
and
2700 Colorado Avenue
Santa Monica, California 90404
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code:

(877) 848-3866
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, no par value per share	LION	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common shares held by non-affiliates of the registrant as of September 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,664,728,093, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 18, 2026, 290,633,610 shares of the registrant’s no par value common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of Annual Report on Form 10-K where indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other matters, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are based on management’s current expectations and assumptions regarding future events, many of which are outside of our control and difficult to predict, and which may prove to be incorrect. We believe that these risks and uncertainties include, but are not limited to, those discussed under “Part II, Item 1A. Risk Factors” in this Annual Report. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this Annual Report.

We caution you that forward-looking statements made in this Annual Report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this Annual Report as a result of various important factors, including, but not limited to: changes in our business strategy; the substantial investment of capital required to produce and market films and television programming; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; weakness in the global economy and financial markets, including a recession, bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; the volatility of currency exchange rates; our ability to manage growth; the effects of competition on our business; the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate or will operate in the future; international, national or local economic, social or political conditions that could adversely affect our business; the effectiveness of our internal controls and our corporate policies and procedures; changes in personnel and availability of qualified personnel; the volatility of the market price and liquidity of our common shares; and the other risks and uncertainties discussed under “Part II, Item 1A. Risk Factors” in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements, which we make in this Annual Report, speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

This Annual Report may contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

Unless otherwise indicated or the context requires, all references to the “Company,” “Lionsgate,” “we,” “us,” and “our” refer to Lionsgate Studios Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at https://investors.lionsgate.com, press releases, public conference calls and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media and others to follow the channels listed above and to review the information disclosed through such channels.

The information we post through these channels is not a part of this Annual Report. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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

Risks Related to Lionsgate’s Business

•Lionsgate faces substantial capital requirements and significant financial risks.
•Lionsgate’s revenues and results of operations fluctuate significantly.
•Lionsgate’s results may be affected by the performance of a limited number of content releases in any given period.
•Lionsgate may incur significant write-offs if its projects do not perform well enough to recover costs.
•A significant portion of Lionsgate’s library revenues is derived from a small number of titles.
•Changes in consumer behavior, evolving technologies (including artificial intelligence) and shifts in distribution models may adversely affect Lionsgate’s business, financial condition or results of operations.
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
•Lionsgate’s success depends on its ability to attract and retain key personnel and artistic talent.
•Lionsgate could be adversely affected by labor disputes, strikes or other union job actions.
•Business interruptions resulting from circumstances or events beyond Lionsgate’s control could adversely affect its business operations.
•Changes in Lionsgate’s business strategy, growth initiatives or restructuring activities may result in increased costs or otherwise affect its profitability.
•Lionsgate is subject to risks associated with possible acquisitions, dispositions, business combinations and joint ventures.
•Global and regional economic conditions may adversely affect Lionsgate’s business.
•Lionsgate faces economic, political, regulatory, and other risks associated with doing business internationally.
•If Entertainment One Canada Ltd. loses Canadian status, it could lose licenses, incentives and tax credits.
•Lionsgate’s business depends in part on the maintenance and protection of its intellectual property rights, and failure to protect those rights or the cost of pursuing or defending intellectual property claims may have a material adverse effect on its business.
•Piracy of motion picture and television content could adversely affect Lionsgate’s business over time.
•Lionsgate’s business involves risks of claims arising from the content it produces, distributes or licenses, which could adversely affect its business, results of operations and financial condition.

•Lionsgate may be subject to litigation, regulatory investigations and other legal proceedings that could adversely affect its business, financial condition and results of operations.
•Lionsgate relies upon cloud computing services to support certain aspects of its operations, and disruptions or interference with those services could adversely impact its operations and business.
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
•Service disruptions, information security incidents or failures affecting Lionsgate or third-parties with whom it works could disrupt its operations, harm its reputation and adversely affect its business.
•The requirements of being a public company, including maintaining effective internal control over financial reporting and management systems, may strain Lionsgate’s resources, divert management’s attention and affect Lionsgate’s ability to attract and retain executive management and qualified board members.
•Purported noteholders have instituted suit against Old Lionsgate claiming that it breached the indenture governing certain 5.500% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.

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
•Despite its existing level of indebtedness, Lionsgate and its subsidiaries may be able to incur additional debt, which could further exacerbate its financial risks.
•The terms of Lionsgate’s corporate indebtedness restrict its operations and may limit its ability to respond to changes or to take certain actions.
•Lionsgate’s variable-rate indebtedness exposes it to interest rate risk, which could increase its debt service obligations.
•The value of the assets securing Lionsgate’s indebtedness, including its intellectual property and content library, may decline, which could adversely affect its borrowing capacity and financial flexibility.
•Lionsgate may face refinancing risk upon the maturity of its indebtedness.

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

PART I
ITEM 1. BUSINESS.

Overview

Lionsgate (NYSE: LION) is one of the world’s leading standalone, pure play content companies. It brings together diversified motion picture and television production and distribution businesses, a world-class portfolio of valuable brands and franchises, a premiere talent management and production powerhouse at 3 Arts Entertainment and a more than 20,000-title film and television library, all driven by Lionsgate’s bold and entrepreneurial culture.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview in this Annual Report for information related to the Starz Separation.

We classify our operations through two reportable business segments: Motion Picture and Television Production. Financial information for our segments is set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations and Non-GAAP Measures in this Annual Report.

Segment Revenue

Motion Picture: Our Motion Picture segment includes revenues derived from the following:

•Theatrical. The domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results. Theatrical revenues also include revenues from certain licenses to direct-to-platform customers where the initial license of a motion picture is to a direct-to-platform customer.
•Home Entertainment. The sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (including pay-per-view and video-on-demand platforms, electronic sell-through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis.
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

For the year ended March 31, 2026, contributions to the Company’s consolidated revenues from its reportable segments included Motion Picture, 60.8% and Television Production, 39.2%.

•Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 10.9%
•Home Entertainment, 44.1%;
•Television, 14.0%;
•International, 28.3%; and
•Other, 2.7%.
•Within the Television Production segment, revenues were generated from the following:
•Television, 49.5%;
•International, 25.1%;
•Home Entertainment, 16.7%; and
•Other, 8.7%.

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

Motion Picture - Theatrical

Production and Acquisition

We take a disciplined approach to theatrical production, with the goal of producing content that can be distributed through various domestic and international platforms. As part of this strategy, we may seek to mitigate production-related financial risk by:
•Negotiating co-financing development and co-production agreements that provide for cost-sharing with one or more third-parties;
•Pre-licensing international distribution rights on a selective basis, including through international output agreements that license rights to distribute a film in one or more media or one or more specified territories for a limited term and prior to completion of the film;
•Structuring agreements that provide for talent participation in the film’s financial success in exchange for reduced guaranteed “up-front payments” that would otherwise be payable regardless of the film's commercial success; and
•Utilizing production incentives and other programs offered by states and foreign jurisdictions, such as sales tax refunds, transferable or refundable tax credits, direct subsidies or cash rebates, generally calculated based on qualifying expenditures incurred in the particular jurisdiction and in connection with the production.

Our film acquisition strategy complements our theatrical production strategy. In acquiring films, we generally seek to limit our financial exposure while expanding our portfolio of films with titles we believe have strong potential for commercial box office performance, critical recognition and successful monetization across multiple distribution platforms.

Distribution

The economic life of a motion picture generally consists of its exploitation across multiple distribution channels, including theatrical exhibition, packaged media and various digital and television platforms in territories around the world. In the United States, we typically distribute films directly to movie theaters where the exhibitor retains a portion of the gross box office receipts and remits the balance to the distributor. Films are generally released in Canada concurrently with their U.S. release and may also be released in additional foreign territories.

We determine theatrical release schedules based on a variety of factors such as anticipated moviegoer attendance patterns and timing of competing theatrical releases by other studios. Following an initial theatrical release, distributors generally seek to maximize revenues by exploiting films in sequential distribution windows, which may, for certain periods, be exclusive of other non-theatrical distribution platforms. In certain circumstances, our distribution strategy has changed and may continue to change, and certain films initially intended for theatrical release may instead be licensed to other distribution platforms.

The production, marketing and distribution of films can involve significant costs and risks, and may cause our financial results to vary, particularly due to the timing of a film’s release. For instance, marketing costs are generally incurred prior to and throughout a film’s theatrical release and, to a lesser extent, during subsequent distribution windows and are expensed as incurred. As a result, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability, if achieved, may not be realized until after its theatrical release window. In addition, we may revise a film’s release date due to changes in production schedule or when such revisions may maximize revenue potential or serve other business objectives. There can be no assurance that any films scheduled for release will be completed on time or within anticipated budget, or that any such films will ultimately be released.

Theatrical Releases

For the fiscal year ended March 31, 2026, we released the following twenty-four (24) films theatrically in the United States across our labels (including films released through our partnership with Roadside Attractions, of which Lionsgate owns a 43% equity interest):

Fiscal 2026
Theatrical Releases - Lionsgate*
Title	Release Date
Shadow Force	May 9, 2025
Hurry Up Tomorrow	May 16, 2025
Ballerina	June 6, 2025
The Long Walk	September 12, 2025
The Strangers – Chapter 2	September 26, 2025
Good Fortune	October 17, 2025
Now You See Me: Now You Don’t	November 14, 2025
Kill Bill: The Whole Bloody Affair	December 5, 2025
The Housemaid	December 19, 2025
Greenland 2: Migration	January 9, 2026
The Strangers – Chapter 3	February 6, 2026
I Can Only Imagine 2	February 20, 2026

* Does not include releases of 29 day-and-date and multi-platform titles for the fiscal year ended March 31, 2026.

Fiscal 2026
Theatrical Releases - Roadside Attractions
Title	Theatrical Release Date
The Surfer	May 2, 2025
The Unholy Trinity	June 13, 2025
The Home	July 25, 2025
Strange Harvest	August 8, 2025
Twinless	September 5, 2025
Kiss of the Spider Woman	October 10, 2025
Anniversary	October 29, 2025
King Ivory	November 14, 2025
Dust Bunny	December 12, 2025
H is for Hawk	January 23, 2026
2026 Oscar Nominated Shorts	February 20, 2026
Tow	March 20, 2026
We continue to evaluate alternative release strategies for our films, including releasing films exclusively on, or earlier through, streaming platforms, initial releases on premium video-on-demand or premium electronic sell-through, or by licensing directly to streaming platforms. These approaches allow us to maintain flexibility in distribution and a platform agnostic approach to capitalize on evolving windowing opportunities and alternative distribution strategies (while continuing to work closely with our theatrical exhibition partners).

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

Motion Picture - Home Entertainment

Our home entertainment distribution operation consists of the sale or rental of our film productions and acquired or licensed films and certain television programs through packaged media and digital media platforms. These activities include the exploitation of titles following theatrical release, as well as titles released directly to home entertainment platforms, including titles originally planned for a wide theatrical release that were subsequently released on an accelerated post‑theatrical basis or directly to digital platforms. These releases include films developed and produced in‑house, films co‑developed and co‑produced and films acquired or licensed from third parties.

We exploit a library of more than 20,000 motion picture titles and television episodes and programs, consisting of content produced or distributed by Lionsgate and our subsidiaries, affiliates and joint ventures, as well as titles acquired or licensed from third‑party producers and distributors.

Home entertainment revenue is derived primarily from packaged media sales and rentals and from digital distribution arrangements.

Packaged Media

Packaged media distribution includes the marketing, promotion and sale of DVDs, Blu‑ray and 4K Ultra HD discs to wholesalers and retailers, primarily in the United States and Canada. We distribute packaged media directly to major retailers, including Amazon, which purchase product in significant volume for direct‑to‑consumer sales. Physical distribution and fulfillment services are substantially licensed to Sony Pictures Home Entertainment. In addition, we offer exclusive or limited‑edition offerings through our direct‑to‑consumer platform, Lionsgate Limited.

Digital Media

Digital media distribution includes the sale and rental of our motion picture and television content across a broad range of distribution platforms and networks on an on-demand basis (whereby the viewer controls the timing of playback) through dozens of transactional (transactional video-on-demand and electronic-sell-through), subscription, ad-supported and free video-on-demand platforms. We also directly distribute content on a linear distribution basis (i.e., whereby the programmer controls the timing of playback) through various linear pay, basic cable, and free, over-the-air television platforms worldwide.

We evaluate alternative digital distribution strategies on a title‑by‑title basis and may release certain titles exclusively on digital platforms or on an accelerated post‑theatrical window, including titles initially developed or acquired for wide theatrical distribution, as well as titles not released theatrically or on physical media. Digital releases include films produced or co‑produced by Lionsgate and films acquired or licensed from third parties, including theatrical features, direct‑to‑video titles and certain television programming.

Transactional video‑on‑demand and electronic sell‑through services to which we license our content include, among others, Amazon Prime Video, Apple TV, Comcast Xfinity, Fandango at Home, Google TV, Microsoft Movies & TV and YouTube. Subscription video‑on‑demand services to which we license our content include, among others, Amazon Prime Video, Hulu, HBO Max, Netflix, Peacock and Paramount+. Ad‑supported video‑on‑demand services to which we license our content include, among others, Pluto TV, The Roku Channel, Samsung TV Plus, Tubi TV and YouTube. Linear networks to which we distribute content include, among others, pay television networks such as MGM+, HBO, Showtime and STARZ, and basic cable network groups such as AMC Networks, Disney Media & Entertainment Distribution Networks, NBCUniversal, Versant, Paramount Global Domestic Media Networks and Warner Bros. Discovery Networks, as well as Telemundo and UniMás.

Additionally, we own and operate a portfolio of 52 global multi content and single series free, ad-supported streaming linear channels (also known as FAST channels). The channels consist of both multi-genre programming and single series offerings and are carried by various platforms, including, among others, Samsung, The Roku Channel, LG, Amazon Freevee and Pluto.

Motion Picture - Television

We license our theatrical productions and acquired films to the domestic linear pay, basic cable and free television markets. For additional information regarding such distribution, see Motion Picture - Home Entertainment - Digital Media above.

Motion Picture - International

Our international sales operations are headquartered in London, England. The primary components of our international business are, on a territory-by-territory basis through third parties or directly through our international divisions:

•The licensing of rights in all media of our in-house product and third-party acquisitions;
•The licensing of third-party feature films on an agency basis; and
•Direct distribution of theatrical and/or ancillary rights licensing.

Except in territories where we self distribute, we license rights in all media on a territory-by-territory basis for (i) our in-house feature film product, and (ii) films produced by third parties such as Ace Entertainment, Fifth Season, Asbury Park Pictures and Dark Castle.

Films licensed and/or released by us internationally in fiscal 2026 included such in-house productions as The Long Walk, Good Fortune, Now You See Me: Now You Don’t, Michael, Day Drinker, Caine, Karoshi and The Housemaid, as well as films produced by third parties such as The Resurrection of the Christ, A Head Full of Ghosts, Above The Below, Anniversary, I Can Only Imagine 2, The Strangers: Chapter 3 and Last Resort. Third-party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2026 included Orphan 3 and Rich Flu.

Through territory-by-territory sales arrangements, we generally seek to cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. We also maintain an output arrangement in France on certain pictures covering all rights and all media, including home entertainment and television rights, and distribute theatrical titles in Latin America through International Distribution Company, as well as theatrical rights in Canada through Cineplex.

We also self-distribute motion pictures in the United Kingdom and Ireland through our subsidiary, Lions Gate International (UK) Limited (“Lionsgate UK”). For the fiscal year ended March 31, 2026, Lionsgate UK released the following theatrical titles:

Fiscal 2026
Lionsgate UK
Title	Release Date
The Penguin Lessons	April 11, 2025
Hurry Up Tomorrow	May 16, 2025
Ballerina	June 6, 2025
Supersonic (re-release)	June 13, 2025
Tornado	June 13, 2025
The Long Walk	September 12, 2025
The Strangers: Chapter 2	September 26, 2025
Good Fortune	October 17, 2025
Now you See Me: Now You Don’t	November 14, 2025
Kill Bill: The Whole Bloody Affair	December 5, 2025
The Housemaid	December 26, 2025
H is for Hawk	January 23, 2026
The Strangers: Chapter 3	February 6, 2026
Wasteman	February 20, 2026

Other

Global Products and Experiences

Our Global Products and Experiences division drives incremental revenue and builds consumer engagement across our entire portfolio of properties via live shows and experiences, location-based entertainment destinations, games, physical and digital merchandise, and select strategic partnerships and investments.

Within the division, our Global Live Entertainment business focuses on licensing, developing, and producing live stage shows, concerts, and live immersive experiences and events based on our theatrical and television content. We have announced multiple live entertainment projects, including Dirty Dancing, Silver Linings Playbook and La La Land for Broadway, as well as a live dance show inspired by our Step-Up film franchise. The Hunger Games: On Stage, Wonder The Musical and Now You See Me Live all opened in 2025. Several live to film concerts tour globally, including Dirty Dancing, La La Land and Twilight.

Our Interactive Entertainment business focuses on a slate that includes games across PC/console, mobile, arcade and more, both through stand-alone games based solely on our content and the integration of our properties with marquee games such as Call of Duty, Dead By Daylight, Fortnite and Roblox. Stand-alone game titles include Blair Witch, Power Rangers: Battle for the Grid, Power Rangers: Legacy Wars and RetroRealms: Ash vs Evil Dead. A John Wick AAA video game and arcade cabinet are currently in development.

Our Location Based Entertainment business licenses and produces our Lionsgate, theatrical, and television brands for theme parks, destinations, and stand-alone attractions and experiences. Attractions based on The Hunger Games, John Wick, Now You See Me, SAW and other intellectual property can be found at theme parks and destinations in the United States, United Kingdom, and the Middle East. The award-winning John Wick Experience recently celebrated its one-year anniversary and is our newest standalone attraction in Las Vegas, along with The Official Saw Escape and Escape Blair Witch. We have also partnered with Six Flags to open haunted houses themed to several Lionsgate horror properties across multiple Six Flags theme parks during the Halloween season.

Our Consumer Products business licenses and develops products around our leading film and television properties, including John Wick, The Hunger Games, Twilight, Dirty Dancing and SAW. Our merchandise is available on Instagram, Facebook, TikTok, the Lionsgate Shop, our official e-commerce shop, and at many well-known retail outlets such as Hot Topic, Walmart and Target. We are developing new offerings across a broad range of categories with best-in-class licensees, including Crocs, LEGO, American Classics, Ripple Junction, Goodie Two-Sleeves, Hot Toys, Funko, ColourPop and more.

Music

We manage music across our theatrical and television slates, including overseeing songs, scores and soundtracks for our theatrical productions, co-productions and acquisitions, as well as music staffing, scores and soundtracks for all our television productions. Music revenues are generated through the sale and licensing of music from our films, television, and other productions, as well as from the theatrical exhibition of our films and the broadcast and streaming of our content.

Ancillary Revenues

Ancillary revenues are generated from the licensing of film and television content for exhibition at non-theatrical venues including educational and institutional facilities, U.S. military bases, oil rigs, hospitals, hotels and correctional facilities, as well as across common carrier transportation such as airlines and ships.

Television Production

Our television business includes the development, production, syndication and distribution of television programming. We principally generate revenue from the licensing and distribution of such programming to broadcast television networks, pay and basic cable networks, digital platforms and syndicators of first-run programming, which license programs on a station-by-station basis and pay in cash or via barter arrangements (i.e., trade of programming for airtime). These platforms may acquire a mix of original and library programming.

Following initial exhibition, we distribute programming to subsequent domestic and international buyers, including basic cable networks, premium subscription services and digital platforms (commonly referred to as “off-network syndicated programming”). Off-network syndicated programming can be sold in successive cycles on either an exclusive or non-exclusive basis. In addition, television programming is sold on home entertainment (packaged media and digital delivery) and across all other applicable ancillary revenue streams including music publishing, touring and integration.

Consistent with our film production practices, we utilize tax credits, subsidies and other incentive programs to enhance returns and maintain financially disciplined production models for our television content.

Lionsgate Television

We currently produce, syndicate and distribute more than 75 television shows on more than 40 networks.

For the fiscal year ended March 31, 2026, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities, as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2026 Scripted – Lionsgate
Title	Network
Ghosts	CBS
Hal & Harper	Mubi
Power: Kanan	Starz
P-Valley	Starz
Robin Hood	MGM+
Spartacus: House of Ashur	Starz
The Rainmaker	USA
The Rookie	ABC

Fiscal 2026 Scripted – Lionsgate Canada*
Title	Network
Mistletoe Murders	Hallmark / Corus
Private Eyes: West Coast	Corus
Trailer Trash Cash	Amazon
The Rookie	ABC
Yellowjackets	Showtime

Fiscal 2026 Unscripted - Lionsgate Alternative Television**
Title	Network
50 Ways to Catch a Killer	Fox Nation
A Farmhouse Through Time	Channel 5
American Suicide: The Ellen Greenberg Story	ABC / Hulu
Animal Care Club	Channel 5
At Home With The Greens	Channel 5
Becky G	Netflix

Ben Fogle: Inside The Factory	Channel 5
Breaking Bread with Tony Shalhoub	CNN
Buried In The Backyard	Oxygen
Celebrity Ex on the Beach	Paramount+
Christmas At The Castle	Channel 5
Dancing with Sharks	Discovery
Derbez Family Vacation	Amazon / Vix
Fletchers' Country Workshop	ITV
Fletchers' Family Farm	ITV
Fletchers' Family Farm At Christmas	ITV
Here Comes the Pain	Investigation Discovery
Jools: Walking To New Orleans	BBC
Las Culturistas: The Culture Awards	Bravo / Peacock
Love Nature	C5 Milkshake
Maxxed Out	OWN
Murder Tapes	Investigation Discovery
My Big Fat Fab Life	TLC
Naked and Afraid	Discovery
Naked and Afraid: Last One Standing	Discovery
Naked and Afraid: XL	Discovery
Our Great Yorkshire Life	Channel 5
Selling Sunset	Netflix
Selling the OC	Netflix
Springtime On The Farm	Channel 5
The Child Files	Discovery
The Dress That Made A Princess	Channel 5
The Saints	Fox Nation
The Seat	Thrill One

The Ultimate Fighter	ESPN
The Yorkshire Vet	Channel 5
The Yorkshire Vet In India	Channel 5
The Yorkshire Vet: 10 Years and Counting	Channel 5
Today At The Great Yorkshire Show	Channel 5
Trivial Pursuit & Scrabble	CW
UFC BJJ: Road To The Title	Fight Pass / YouTube
Winter And Christmas On The Farm	Channel 5
Yorkshire Great and Small	Channel 5
Zombie House Flipping	A&E

Fiscal 2026 Syndication - Debmar-Mercury
Title
Anger Management
Are We There Yet
Family Feud
The Conners
Family Feud Favorites
People Puzzler
Sherri
Caught In Providence Clip Show

* Formerly eOne Canada.
** Lionsgate Alternative Television includes programming produced by our wholly-owned subsidiaries, Pilgrim Media Group and eOne’s U.S. and U.K. non-scripted group, Blackfin, Renegade and Daisybeck Studios.

Television Production - International

We license, sell and distribute original Lionsgate television series (including Lionsgate UK television programming), third party television programming and format acquisitions to international markets via packaged media and various digital platforms. For the fiscal year ended March 31, 2026, Lionsgate UK television programming that was acquired, began production, was produced or was broadcast, included the following:

Fiscal 2026 Television - Lionsgate UK
Title	Network	Partner(s)
Son of A Critch 4	CBC & CW	Project 10
Amandaland	BBC	Merman Television Limited

Television Production - Home Entertainment

For information regarding Television Production Home Entertainment revenue, see Motion Picture — Home Entertainment above.

Other

Other revenues are derived from, among others, the licensing of our television programs to other ancillary distributors, the sales and licensing of music from the television broadcasts of our productions, and from our interest in 3 Arts Entertainment, a talent management company. 3 Arts Entertainment is one of the world's leading talent management and production companies, representing an A-list client roster of directors, writers, showrunners and actors, producing long-running hit series (such as The Office, Parks & Recreation, Brooklyn Nine-Nine and It’s Always Sunny in Philadelphia) and partnering with Lionsgate on a slate of premium scripted series (such as The Studio and Hunting Wives). 3 Arts Entertainment receives commission revenue from talent representation and are producers on a number of television shows and films where they receive an executive producer fee and back-end participations.

Joint Ventures, Partnerships and Ownership Interests

Our joint ventures, partnerships and ownership interests support our position as a multiplatform global entertainment company. We actively evaluate our portfolio of properties, content libraries and other assets to assess competitive impact, alignment with our strategic objectives, capital efficiency and long-term value creation. As part of this ongoing review, we may engage in discussions with third parties regarding the potential acquisition or divestiture of specific assets or businesses. Accordingly, from time to time, we may elect to divest certain properties, libraries, or businesses, or pursue new joint ventures, strategic partnerships, or similar transactions involving individual components of our portfolio. For additional information regarding our equity method investees and redeemable noncontrolling interests, please refer to Note 6 and Note 12 to our consolidated financial statements.

Intellectual Property

We own, use and license a number of trademarks, service marks, copyrights, domain names and other intellectual property in connection with our businesses, and hold registrations and applications for such rights in the United States and internationally. We believe that the ownership of, and the right to use, our intellectual property is an important element in our businesses and that our success depends, in part, on the protection and enforcement of these rights.

The unauthorized copying, distribution and exploitation of motion picture and television content remains prevalent in various regions worldwide and has been amplified by technological advances and the digital distribution of high‑quality content. Piracy, whether through physical media or digital platforms, has had and may continue to have an adverse effect on our business. Our ability to protect and enforce our intellectual property rights is subject to inherent risks, and we may from time to time be involved in disputes regarding intellectual property rights and related contractual obligations. We cannot assure success in intellectual property disputes that may arise. Risks related to the protection of intellectual property are discussed further under “Part II, Item 1A. Risk Factors” in this Annual Report.

Competitive Conditions

Our businesses operate in highly competitive markets. We compete with other entertainment and media companies, as well as with alternative forms of leisure entertainment, including travel, sporting events, outdoor recreation and various cultural activities. We face competition from major studios, numerous independent film and television production companies, television networks, pay television services and digital media platforms for the acquisition of literary, film and television properties, the services of artists, directors, producers and other creative and technical personnel, and production financing, all of which are critical to the success of our businesses.

In addition, our motion pictures compete for audience acceptance and exhibition outlets with films produced and distributed by other companies, while our television product competes with content distributed by both independent producers and major studios. As a result, the success of our motion picture and television businesses depend not only on the quality and acceptance of a particular film or program, but also on the quantity, quality and timing of competing content released into the marketplace, as well as our ability to license and produce content for networks and platforms at levels sufficient to generate satisfactory viewership and subscriber demand.

Environmental, Social and Governance

We recognize that social responsibility and human capital matters are essential to our long-term success and organizational well-being and are committed to fostering a positive corporate culture that emphasizes integrity, opportunity, and employee engagement. With leadership setting the tone from the top, we prioritize talent acquisition and retention, support professional growth, and promote a workplace where individuals feel valued and empowered.

Employees

As of May 21, 2026, we had 916 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Human Capital Strategy

We are dedicated to pursuing and retaining a broad range of talent and perspectives across all aspects of our business and community, to empower all people, regardless of their personal characteristics protected by applicable law. We maintain the following recruitment and hiring initiatives:

•Internship programs designed to broaden the talent pipeline across the entertainment industry.
•Fair hiring practices ensure that we attract the best talent in the industry through an equal and accessible approach. Key components of the framework include free job descriptions, hiring training, qualified candidate slates and cross-functional interview panels.
•Supplier program designed to expand and strengthen relationships with a broad range of innovative, high-quality, and cost-effective suppliers and enhancing the competitiveness of our procurement activities.

Employee Resource Groups

We provide our employees with an array of Employee Resource Groups (“ERGs”) which offer them the chance to establish a greater presence at Lionsgate and an opportunity to develop leadership skills, build professional networks and engage across the Company’s various business units and levels. The ERGs are voluntary, employee-led groups, that are open to all employees regardless of background. Our ERGs focus on a variety of topics, including professional development, mentorship, community engagement and shared interests, and are designed to support employee connection and career growth.

Community Involvement

We are committed to responsible corporate citizenship and making a meaningful difference in both the local and global communities through Lionshares, our employee volunteer program that seeks to provide opportunities for employees to partner with a diverse range of charitable organizations. Lionshares provides opportunities for employees to engage with a wide range of charitable organizations, fostering connection and service.

Employee Experience and Organization Health

We provide a comprehensive benefits program designed to support employee health, well-being and family needs, including medical and dental coverage, mental health resources, and assistance for caregiving and parental support. We invest in the growth of our employees through learning and development programs, mentorship opportunities, and leadership training designed to support career advancement and personal fulfillment. We conduct an annual employee engagement survey through an independent third party to gain meaningful insights into workplace sentiment and areas for improvement. We provide annual employee training on anti-harassment, IT security, and the Foreign Corrupt Practices Act, with additional targeted programs for managers to support effective leadership and reinforce company standards.

Corporate History

We are a corporation organized under the laws of the Province of British Columbia as Lionsgate Studios Holding Corp. on January 10, 2024, and renamed Lionsgate Studios Corp. on May 6, 2025 in connection with the Starz Separation (as defined and discussed in Note 1 to our consolidated financial statements).

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at investors.lionsgate.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The Company's Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics, Policy on Shareholder Communications, Related Person Transaction Policy, Insider Trading Policy and Compliance Program, Policy Regarding the Recoupment of Certain Compensation Payments, Charter of the Audit & Risk Committee, Charter of the Compensation Committee, Charter of the Nominating and Corporate Governance Committee and Charter of the Transaction Committee and any amendments thereto, are also available on the Company's website, as well as in print to any shareholder who requests them. The information posted on our website is not incorporated into this Annual Report.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS.

You should carefully consider each of the following risks and uncertainties associated with Lionsgate and the ownership of Lionsgate securities. In addition, for more information you should review the specific descriptions of Lionsgate’s businesses under “Item 1. Business” as well as other information included in, or incorporated by reference into, this Annual Report. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially adversely affect us in future periods.

Risks Related to Lionsgate’s Business

Lionsgate faces substantial capital requirements and significant financial risks.

The production, acquisition and distribution of motion picture and television content require substantial capital investment, and a significant period of time may elapse between the expenditure of funds and the receipt of revenues following release or distribution. Lionsgate cannot assure you that it will be able to successfully implement or continue arrangements intended to reduce production-related risks including the utilization of tax credits or participation in government or industry incentive programs. In addition, Lionsgate may experience production delays, cost increases or other disruptions resulting from events beyond its control. If a production incurs substantial budget overruns, Lionsgate may have to seek additional financing or fund such overruns itself. Lionsgate cannot assure you that additional financing, if required, will be available on acceptable terms, or at all, or that it will ultimately recoup these increased costs. Increased production costs or budget overruns incurred with respect to a particular film or television project may delay or prevent its completion, release, or result in a postponed release to a less favorable date, which could adversely affect box office performance and the overall financial success of the project. Any of the foregoing could have a material adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate’s revenues and results of operations fluctuate significantly.

Lionsgate’s results of operations depend significantly on the commercial success of the motion picture, television and other content that it sells, licenses or distributes, the performance of which cannot be predicted with certainty. Viewer preferences and audience acceptance are difficult to predict and may be influenced by numerous factors beyond Lionsgate’s control, including critical reception, the format in which content is released, the talent involved, genre and subject matter, audience response, the quality and volume of content released by competitors, the availability of alternative forms of entertainment (including user-generated content), general economic conditions and other tangible and intangible factors. Lionsgate may not be able to anticipate and respond effectively to shifts in consumer tastes and viewing behaviors.

Lionsgate’s results of operations may also fluctuate due to the timing, mix, number and availability of theatrical motion picture and home entertainment releases, as well as licensing windows for content. In addition, low viewership for television programming produced by Lionsgate may result in the cancellation or non-renewal of a program, which could lead to significant programming impairments in a given period, and reduced license fees or other revenues in future periods. Other than non-renewals or cancellation of television programs or series that may occur from time to time, Lionsgate is not aware of any current material cancellation of television programming releases or of content that Lionsgate sells, licenses or distributes.

In addition, the comparability of Lionsgate’s results of operations may be affected by changes in accounting guidance or changes in Lionsgate’s ownership of certain assets and businesses. As a result of the foregoing factors, Lionsgate’s results of operations may fluctuate and differ from period to period, and therefore, may not be indicative of the results for any future periods or directly comparable to prior reporting periods.

Lionsgate’s results may be affected by the performance of a limited number of content releases in any given period.

Lionsgate’s operating results in any period may depend significantly on the performance of a limited number of motion pictures or television programs released or licensed during that period. As a result, the underperformance of one or more projects, whether due to audience reception, critical response, competitive releases, marketing execution, timing, or other factors, could have an adverse effect on Lionsgate’s revenues, operating results and profitability for that period.

This concentration risk may be exacerbated by the high upfront capital investment required to produce or acquire content and the inherent unpredictability of audience preferences. Losses or lower‑than‑expected returns from projects may not be offset by the performance of other content within the same period or fiscal year, and the impact of underperformance may extend beyond the initial release window. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate may incur significant write-offs if its projects do not perform well enough to recover costs.

Lionsgate is required to amortize capitalized production costs over the expected revenue streams as it recognizes revenue from films or other projects. The amount of production costs amortized in any period depends on, among other factors, Lionsgate’s estimates of total future revenues expected to be received from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis when events or changes in circumstances indicate that the fair value of a film is less than its unamortized cost. Such events and changes in circumstances may include, among others, adverse changes in the expected performance of a film prior to its release, actual costs substantially in excess of budgeted amounts, delays or changes in release plans, or actual performance following release that is less than previously expected. If, in any reporting period, Lionsgate revises downward its estimates of total anticipated revenues for a film or other project or revises upward its estimated production or distribution costs, Lionsgate may be required to accelerate amortization or record impairment charges with respect to the remaining unamortized costs, even if impairment charges were previously recorded for that project. These write‑offs or impairment charges could be significant and could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

A significant portion of Lionsgate’s library revenues is derived from a small number of titles.

In any given fiscal quarter, a limited number of titles may account for a substantial portion of the revenues generated from Lionsgate’s library. In addition, many titles in its library are not actively distributed at any given time and generate little or no revenue. The rights associated with titles in Lionsgate’s library also vary significantly and, in many cases, are subject to limitations as to media, territory or term. In certain instances, Lionsgate holds only partial rights, certain rights may be reserved by or granted to third parties, or Lionsgate’s distribution or exploitation rights may expire after a specified period. Lionsgate’s ability to maintain and grow its library revenues depends on, among other things, its ability to continue to acquire new content and rights to titles through production, distribution arrangements, acquisitions, mergers, joint ventures or other strategic relationships, and to renew or extend rights to titles that generate a significant portion of its revenues on acceptable terms. Any such failure could have a material adverse effect on its business, financial condition, operating results, liquidity and prospects.

Lionsgate has not entered into any agreements regarding material acquisitions of titles, renewals, business combinations, joint ventures or sales that have not yet closed.

Changes in consumer behavior, evolving technologies (including artificial intelligence) and shifts in distribution models may adversely affect Lionsgate’s business, financial condition or results of operations.

Lionsgate’s success depends in part on its ability to anticipate and adapt to evolving consumer preferences, content consumption patterns, technological developments and changes in industry business models. The way audiences discover, access and consume content continues to evolve, driven by new distribution platforms and increased competition from new entrants and emerging technologies. These developments have made revenue more difficult to predict and have increased pressure on pricing, release strategies and monetization models. Advances in content delivery technologies and the proliferation of new platforms and services have significantly increased the volume of available video content and altered consumer expectations regarding content availability, pricing and convenience. These changes include continued cord‑cutting, the growth of advertising‑based video‑on‑demand services and free ad‑supported streaming television (FAST) channels, and other evolving distribution models.

In addition, evolving technologies such as artificial intelligence (“AI”) may be used in ways that increase access to publicly available free or relatively inexpensive content that may reduce demand for Lionsgate’s products and services. Regulatory frameworks governing AI and other emerging technologies remain unsettled and affect aspects of Lionsgate’s existing business model, including how it creates, uses, protects and monetizes its intellectual property and how it produces, distributes and markets content.

In particular, AI technologies, including generative AI, machine learning and large language models, are rapidly evolving and becoming more widely adopted across the entertainment industry. Lionsgate has begun incorporating certain AI‑enabled tools into its operations, and competitors may gain advantages by adopting such technologies more quickly or more effectively.

The use of AI technologies is relatively new and may give rise to operational, legal, regulatory, ethical and reputational risks that are difficult to predict, particularly as their use becomes more integral to Lionsgate’s business. If Lionsgate is unable to successfully leverage emerging technologies or adapt to changing consumer behavior, competitive dynamics, distribution platforms or business models, any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate faces substantial competition in all aspects of its business.

Lionsgate operates as an independent producer and distributor. Most of the major U.S. studios are part of large diversified corporate groups that can have significantly greater financial resources, established relationships, broader portfolios and alternative revenue streams that may allow them to better withstand fluctuations in the performance of their motion picture and television operations. If Lionsgate is unable to compete successfully and profitably with existing or new competitors, its business could be adversely affected, which could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate relies on a few major retailers and distributors and the loss of any of those could reduce Lionsgate’s revenues and operating results.

A small number of retailers and distributors account for a material percentage of the revenues in home entertainment for the Motion Picture segment. Lionsgate does not have long-term agreements with retailers. In fiscal 2026, 2025 and 2024, Lionsgate generated approximately 18%, 16% and 14%, respectively, of its revenue from Amazon.com, Inc. and its subsidiaries. Lionsgate cannot assure you that it will maintain favorable relationships with its retailers and distributors (including with Starz) or that they will not be adversely affected by economic conditions, including as a result of global pandemics, wars, such as Russia’s invasion of Ukraine (including sanctions therefrom, though Lionsgate and, to the knowledge of Lionsgate, its directors and executive officers have not been, and are not expected to be, subject to any sanctions related to Russia’s invasion of Ukraine), bank failures, ongoing disruptions in financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States political developments, geopolitical events and other sources of instability, inflation or a recession. For additional information, see Note 17 to the consolidated financial statements.

Lionsgate’s content licensing arrangements, primarily those relating to the distribution of films in foreign territories, may include minimum guarantee arrangements which, absent such arrangements, could adversely affect its results of operations.

Lionsgate generates revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international marketplaces. Certain of such content licensing arrangements, primarily those relating to the distribution of films by third parties in foreign territories, may include a minimum guarantee. Revenue from these minimum guarantee arrangements amounted to approximately $174.6 million, $110.5 million and $151.0 million for the years ended March 31, 2026, 2025 and 2024, respectively. To the extent that receipts generated by such foreign distributor from distribution of the film in the territory exceed a formula-based threshold, the distributor will pay Lionsgate an amount in addition to the minimum guarantee (the “overage”). Absent these arrangements, the revenues derived by Lionsgate may be determined as a function of a revenue-sharing formulation that calculates the licensee fee payable to Lionsgate solely based on the actual performance of the film in the territory. In these situations, content that is not favorably received or underperforms may not achieve the level of revenue that Lionsgate would have received from a minimum guarantee arrangement, which could adversely impact Lionsgate’s business, operating results and financial condition.

Lionsgate does not have long-term arrangements with many of its production or co-financing partners and, as a result, Lionsgate may not have certain derivative rights related thereto.

Lionsgate typically does not enter into long-term production or overall arrangements with the creative producers of motion picture and television content that it produces, acquires or distributes. As a result, Lionsgate may not have ongoing rights or guaranteed access to future projects from such producers or co‑financing partners. In addition, while Lionsgate often seeks to obtain derivative rights, such as rights to produce or distribute prequels, sequels, remakes or other related content, there can be no assurance that such rights will be available, retained or exercised with respect to any particular property. There is no guarantee that Lionsgate will continue to produce, acquire or distribute future content from any creative producer or co‑financing partner, or that it will be able to exploit or extend the value of existing content through derivative works. The loss of relationships with key producers or partners, or the inability to obtain or maintain derivative rights could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate’s success depends on its ability to attract and retain key personnel and artistic talent.

Lionsgate’s success depends upon the continued efforts, abilities and expertise of its executive teams and other key employees, including production, creative and technical personnel, as well as its ability to identify, attract, hire, train and retain such personnel. Although Lionsgate has employment agreements with certain senior executive officers and production executives, it does not maintain significant “key person” life insurance policies for any employee and such agreements cannot assure continued services of such employees. In addition, Lionsgate relies on the availability of a number of actors, writers, directors, producers and other creative talent, many of whom are engaged through third-party production companies who create its original programming. Competition for experienced executives and sought‑after creative talent is intense, and Lionsgate may be unable to attract or retain key personnel or artistic talent on acceptable terms, or at all. The loss of, or inability to attract or retain, key personnel or creative talent could disrupt operations, delay or impair content development and production, and could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate could be adversely affected by labor disputes, strikes or other union job actions.

Lionsgate is directly or indirectly dependent on the availability of highly specialized union members who are essential to the development and production of motion pictures and television content including writers, directors, actors and other creative talent, as well as technical and trade employees who are subject to collective bargaining agreements. A labor dispute, work stoppage, slowdown, strike involving one or more unions that provide such essential personnel could disrupt or delay Lionsgate’s ongoing development or production activities, increase costs, or delay or interrupt the release of motion picture or television content. Labor disputes have occurred in the past, such as the industry-wide strike by the Writers Guild of America in May 2023 and Screen Actors Guild in July 2023, and similar actions may occur in the future. Such disputes may restrict access to creative talent, result in work stoppages, disrupt production schedules, reduce the availability of content and may result in increased costs and decreased revenue. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Business interruptions resulting from circumstances or events beyond Lionsgate’s control could adversely affect its business operations.

Lionsgate’s operations may be vulnerable to service disruptions, outages and other interruptions caused by events or circumstances beyond its control, including fires, floods, earthquakes, power outages, telecommunications failures, software or hardware failures, loss of data, security breaches, cyberattacks, personnel misconduct or error, war or acts of terrorism, global pandemics, labor disruptions or other unforeseen events. Lionsgate’s headquarters are located in Southern California, a region that is subject to seismic activity, wildfires, flooding and other natural disasters. Although Lionsgate has implemented business continuity and disaster recovery plans to respond to certain disruptions, there can be no assurance that such plans will be effective in the event of a specific disaster. Extended disruptions, such as a prolonged power outage, data interruption or loss of key facilities, could materially impair Lionsgate’s ability to operate its business.

In addition, while Lionsgate maintains business interruption insurance for certain potential losses, including losses related to natural disasters, such insurance may not be sufficient to cover all losses or damages, and may not be available on acceptable terms in the future. Any unrecovered losses, extended interruptions or failures to resume normal operations could have a material adverse effect on its business, financial condition, operating results, liquidity and prospects.

Changes in Lionsgate’s business strategy, growth initiatives or restructuring activities may result in increased costs or otherwise affect its profitability.

In response to changes in its business environment, Lionsgate may from time to time adjust its business strategies, including expanding or emphasizing certain lines of business, investing in new or existing operations, or restructuring particular businesses, assets or operations. External factors such as technological developments, changing consumer patterns, changes in the acceptance of theatrical and television offerings, and broader macroeconomic conditions may also adversely affect the value of Lionsgate’s assets or the performance of its businesses. As a result of these strategic changes or external developments, Lionsgate may incur significant costs to implement changes to its business strategy, including restructuring charges, integration costs or other expenses, and may be required to record write‑downs or impairments of assets. In addition, investments in new or existing businesses may generate lower‑than‑expected or negative returns in the short term, and the ultimate prospects of such businesses may be uncertain. Any of these developments could increase Lionsgate’s costs, reduce anticipated returns or result in significant charges, and could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate is subject to risks associated with possible acquisitions, dispositions, business combinations and joint ventures.

From time to time, Lionsgate may evaluate or pursue acquisitions, disposition of assets, business combinations, joint ventures or other strategic transactions intended to complement or expand its business. Such transactions involve significant risks and uncertainties, and Lionsgate may not realize the anticipated benefits of any transaction it undertakes. Risks associated with these transactions include the assumption of liabilities that are greater than expected or not identified during due diligence, significant transaction and integration cost, diversion of management’s time and resources, difficulties integrating operations, personnel, information technology and accounting systems, and challenges in managing the combined business, particularly if key personnel are lost during or following the integration process. In addition, acquisitions or business combinations may result in impairment charges related to goodwill and other intangible assets, development write‑offs or other transaction‑related expenses, which could adversely affect Lionsgate’s financial results. There can be no assurance that any acquisition, business combination or joint venture will be completed on acceptable terms, on a timely basis, or at all, or that Lionsgate will achieve anticipated operating efficiencies, cost savings, revenue growth, synergies or other expected benefits. Lionsgate may also decide to sell individual properties, libraries or other assets or businesses. While such dispositions may generate net proceeds, they may also reduce future revenues and earnings as a result of the loss of income‑producing assets, particularly if the disposed assets contributed meaningfully to Lionsgate’s business diversification. In addition, adverse market conditions or poor timing may result in unrealized asset value. These factors could diminish Lionsgate’s ability to service its indebtedness or repay its notes or other obligations at maturity. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Global and regional economic conditions may adversely affect Lionsgate’s business.

Global economic uncertainty and volatility resulting from events such as pandemics, wars, inflationary pressures, bank failures, recessions or other financial disruptions may cause a general tightening in the credit markets, reduced liquidity, increases in the rates of default and bankruptcy, heightened government intervention, decreased consumer confidence, slower economic activity and significant volatility in credit, equity and fixed income markets. Ongoing disruptions may also result from changes in monetary and fiscal policy, political developments in the United States, geopolitical events and other sources of instability. A decrease in economic activity in the U.S. or in other regions of the world in which Lionsgate operates could adversely affect demand for its content, thus reducing its revenues and earnings. Weak economic conditions may negatively impact the performance of theatrical, television and home entertainment releases. In addition, sustained inflation or rising price levels could shift consumer demand away from discretionary entertainment while simultaneously increasing Lionsgate’s operating and production costs. Further, instability or failures within the financial services sector could limit access to capital, increase borrowing costs or make it more difficult for Lionsgate to finance acquisitions or engage in other financing activities. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate faces economic, political, regulatory, and other risks associated with doing business internationally.

Lionsgate has operations and distributes content outside the U.S. and derives a portion of its revenue from international sources. As a result, its business is subject to certain risks inherent in international business, many of which are beyond its control. These risks include:

•difficulties in understanding and complying with local laws, regulations and business practices in foreign jurisdictions;
•laws and policies affecting trade, investment, taxation, repatriation of funds and withholding taxes;
•sanctions and other restrictions applicable to certain countries, entities and individuals (such as those imposed in connection with Russia’s invasion of Ukraine);
•trade disputes;
•compliance with anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act
•changes in local regulatory requirements including regulations designed to stimulate local productions, promote and preserve local culture and economic activity (including local content quotas, investment obligations, local ownership requirements, and levies to support local film funds);
•differing consumer protection laws, data privacy and cybersecurity laws, and changes in these laws;
•differing employee or labor laws and changes in these laws that may impact our ability to hire and retain foreign employees;
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
•geopolitical conflicts, including ongoing hostilities and regional tensions in Eastern Europe and the Middle East, may adversely affect global economic conditions, financial markets and our business.
•war and acts of terrorism; and
•the spread of communicable diseases, which may impact business in such jurisdictions.

Lionsgate’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of its business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences, which could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

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

Lionsgate’s business depends in part on the maintenance and protection of its intellectual property rights, and failure to protect those rights or the cost of pursuing or defending intellectual property claims may have a material adverse effect on its business.

Lionsgate’s ability to compete depends, in part, on maintaining and protecting its proprietary and intellectual property rights. Lionsgate attempts to maintain and protect its rights to its content through available copyright and trademark laws, contractual protections in agreements with employees, contractors and production partners, and licensing and distribution arrangements with reputable third parties for specific territories, media and terms. Despite these precautions, intellectual property laws may afford protection in certain countries, and unauthorized third parties may copy and distribute or otherwise exploit Lionsgate’s productions or certain portions or applications of its intended productions, without authorization. Moreover, there can be no assurance that Lionsgate or third-party content producers or parties from whom it may license or acquire content have, in all instances, obtained or maintained sufficient intellectual property rights, or entered into agreements containing appropriate “work made for hire,” assignment, nondisclosure or other protective provisions. As a result, Lionsgate may be required to expend significant resources to enforce its intellectual property rights, protect trade secrets, determine the scope or validity of its rights or those of others, or defend against claims of infringement or invalidity. Such actions may be costly, time‑consuming and disruptive, and may divert management attention and operational resources.

Lionsgate’s more successful and popular films, television programs and franchises may be particularly susceptible to infringement, especially in connection with or shortly after release. Alleged infringers may assert defenses such as fair use or similar doctrines, challenge the validity or enforceability of Lionsgate’s intellectual property rights, or assert counterclaims alleging improper enforcement. Even if such claims lack merit, they may result in adverse publicity, unfavorable interim rulings, significant litigation costs or delays, and there can be no assurance that Lionsgate will prevail in all cases. Conversely, Lionsgate may from time to time be subject to claims alleging that its productions, content or production techniques infringe or misappropriate the intellectual property rights of third parties, including patent rights. Such claims, whether or not meritorious, may require Lionsgate to incur significant legal and management costs, pay damages or license fees, modify business practices or technology, or be subject to injunctions or other restrictions. These risks may be amplified by the increasing number of third parties whose primary business is asserting intellectual property claims.

In addition, Lionsgate may lose or cease to control certain intellectual property rights over time. Certain rights may expire, revert or be terminated under applicable copyright laws, or be subject to transfer or termination rights exercised by third parties. In other cases, Lionsgate may have acquired rights for a limited duration or subject to other restrictions, or the underlying content may enter the public domain. The loss of, or limitations on, Lionsgate’s ability to control or re‑acquire such rights on acceptable terms, if at all, could limit its ability to prevent third‑party exploitation of related content. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Piracy of motion picture and television content could adversely affect Lionsgate’s business over time.

Piracy is extensive in many parts of the world and has been facilitated by the increased availability of high-quality digital copies of content and technological advances that enable the rapid conversion, duplication and distribution of motion picture and television content in digital formats. This trend has made it easier to create, transmit and share unauthorized copies of content. The proliferation of unauthorized copies has reduced, and may continue to reduce, the revenues Lionsgate receives from the distribution and exploitation of its content. To address these risks, Lionsgate may be required to implement enhanced security, monitoring and anti-piracy measures, which could be costly and may not be fully effective. Lionsgate cannot assure you that technological, contractual or legal measures will successfully prevent or limit piracy or its adverse effects. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate’s business involves risks of claims arising from the content it produces, distributes or licenses, which could adversely affect its business, results of operations and financial condition.

As a producer and distributor of media content, Lionsgate, in the ordinary course of business, may be subject to claims alleging defamation, invasion of privacy, negligence, infringement of copyright or trademark rights, or other claims based on the nature and content of the materials it produces, distributes or licenses. Lionsgate may also face claims arising from statements made by its personnel or creative talent in connection with the promotion of its content or otherwise attributable to its business, as well as claims relating to mature or controversial subject matters. These types of claims have historically been asserted, sometimes successfully, against producers and distributors of media content. The defense and resolution of such claims may be costly, time‑consuming and disruptive, and adverse outcomes could result in damages, settlements, injunctions, restrictions on the distribution or exploitation of content, or other judicial or regulatory remedies.

In addition, such matters, regardless of their ultimate outcome, may generate negative publicity, which may be rapid and amplified by social media and digital platforms and may persist even after underlying issues have been addressed or resolved. Any resulting reputational harm may impair Lionsgate’s ability to market content effectively, secure or renew distribution and licensing arrangements, attract or retain creative talent, or maintain audience engagement, and may result in financial losses or increased operating costs.

While Lionsgate maintains insurance coverage for certain liabilities, such coverage may be subject to exclusions, deductibles or coverage limits and may not apply to particular claims. Any liability that is not covered by insurance, or that exceeds available insurance coverage, or any resulting adverse market or commercial effects, could have a materially adverse effect on Lionsgate’s business, financial condition and results of operations.

Lionsgate may be subject to litigation, regulatory investigations and other legal proceedings that could adversely affect its business, financial condition and results of operations.

From time to time, Lionsgate is involved in various legal proceedings, claims, regulatory investigations and arbitration proceedings, arising in the ordinary course of business. These matters may relate to, among other matters, intellectual property rights, employment and labor issues, consumer privacy and data protection, contractual and commercial disputes, and the production, distribution, and licensing of content. The outcome of such matters is inherently uncertain and may be difficult to predict. Legal and regulatory proceedings, whether successful or not, may be time-consuming, costly and disruptive to operations. Such matters may result in substantial damages, fines, penalties, consent decrees, injunctive relief or other sanctions, require changes to business practices or operations, generate negative publicity, require significant amounts of management time or result in the diversion of significant operational resources. In addition, Lionsgate’s insurance coverage may not be sufficient to cover all costs, liabilities or losses arising from existing or future claims. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition and results of operations.

Lionsgate relies upon cloud computing services to support certain aspects of its operations, and disruptions or interference with those services could adversely impact its operations and business.

Lionsgate utilizes cloud‑based computing services to support elements of its technology infrastructure and business operations, including data processing, storage and related services. Lionsgate designs and operates certain software applications and systems to function within the technical architecture and service environment provided by its cloud service providers. As a result, Lionsgate’s operations may be dependent on the continued availability, stability, security and performance of those cloud services. Disruptions, service interruptions, outages or other performance issues affecting Lionsgate’s cloud service providers, whether due to technical failures, cybersecurity incidents, business disruptions, regulatory action, capacity constraints or other factors, could impair Lionsgate’s ability to operate and may result in data loss, service delays or interruptions, reduced operational efficiency, increased costs or reputational harm. In addition, migrating systems to alternative cloud service providers may be complex, time‑consuming and costly and may not be feasible on acceptable terms, if at all. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the Controlling the Assault of Non-Solicited Pornography and Marketing Act), and other similar laws (e.g., wiretapping laws). For example, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact Lionsgate’s business and ability to provide its products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments will further complicate compliance efforts and increase legal risk and compliance costs for Lionsgate and the third parties with whom Lionsgate works.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United Kingdom’s GDPR (the “UK GDPR” and, together with the EU GDPR, the “GDPR”), the EU Digital Services Act, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (under the EU GDPR) or 17.5 million pounds sterling (under the UK GDPR), or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. As another example, in Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), apply to Lionsgate’s operations, as well as the LGPD in Brazil. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR.

Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age-Appropriate Design Code, CCPA, other U.S. state comprehensive privacy and social media laws, GDPR, and the UK Age-Appropriate Design Code impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data or verifying a user’s age. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws may be, or in some cases, have already been, subject to legal challenges and changing interpretations, which may further complicate Lionsgate’s efforts to comply with these laws.

Additionally, under various privacy laws (such as the Video Privacy Protection Act) and other obligations, Lionsgate may be required to obtain certain consents to process personal data. Noncompliance with such obligations is increasingly subject to challenges by class action plaintiffs. Lionsgate’s inability or failure to obtain such consents could result in adverse consequences.

In the ordinary course of business, Lionsgate transfers personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“U.K.”) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (“DPF”) (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the DPF), these mechanisms are subject to legal challenges, and there is no assurance that Lionsgate can satisfy or rely on these measures to lawfully transfer personal data to the U.S.

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

Lionsgate is also bound by contractual obligations related to data privacy and security, and its efforts to comply with such obligations may not be successful. We are also contractually subject to industry standards adopted by industry groups and, we are, and may become in the future, subject to such obligations. For example, Lionsgate is contractually subject to certain industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from fines of $5,000 to $100,000 per month by credit card companies, litigation, damage to Lionsgate’s reputation, and revenue losses. Lionsgate relies on third parties to process payment card data, who may be subject to PCI DSS, and its business may be negatively affected if these parties are fined or suffer other consequences as a result of PCI DSS noncompliance. Moreover, Lionsgate publishes privacy policies, marketing materials and other statements regarding data privacy and security, including as required by applicable laws and regulations. Regulators in the United States are increasingly scrutinizing these materials, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of Lionsgate’s practices, it may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and has in the past and may continue to necessitate changes to Lionsgate’s information systems, policies and practices and to those of any third parties with whom it works.

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

Our employees and personnel use generative AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

Consumer Protection Laws. The continued growth and development of the market for online commerce may lead to more stringent consumer protection laws both domestically and internationally, which may impose additional burdens on Lionsgate. If authorities start taking increased enforcement action related to statutes governing perceived unfair deceptive acts and practices, Lionsgate could suffer additional costs, complaints and/or regulatory investigations or fines. Several of these laws also have private rights of action. Lionsgate’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, reputational harm, and other adverse business consequences. Other changes in consumer protection laws and the interpretations thereof could have a materially adverse effect on Lionsgate’s business, financial condition and results of operations.

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

Service disruptions, information security incidents or failures affecting Lionsgate or third-parties with whom it works could disrupt its operations, harm its reputation and adversely affect its business.

In the ordinary course of business, Lionsgate and the third-parties with whom it works collect, process, store and transmit proprietary, confidential and sensitive information, including personal data, intellectual property and trade secrets. Lionsgate’s information technology systems, and those of the third-parties with whom it works, are subject to operational and cybersecurity risks, including cyberattacks, unauthorized access, software or hardware failures, data loss, and other security incidents. These threats are becoming more prevalent and increasingly difficult to detect, and may arise from a variety of sources, including malicious actors, personnel (such as through theft or misuse), organized criminal groups, insiders, hacktivists and nation‑state or nation‑state‑supported actors, and may be heightened during periods of geopolitical conflict or instability.

Lionsgate and third-parties with whom it works face an evolving landscape of cybersecurity threats, including phishing and other social‑engineering attacks (including those incorporating deepfakes), malware, ransomware, denial‑of‑service attacks, credential‑based intrusions, supply‑chain compromises, software bugs and vulnerabilities, server malfunctions, telecommunications failures, attacks enhanced or facilitated by AI and other similar threats. Ransomware and extortion‑based attacks, in particular, have become more frequent across industries and may result in significant business interruptions, loss of data, reputational harm, diversion of management attention, and increased remediation and compliance costs. In certain circumstances, Lionsgate may be unwilling or unable to make extortion payments due to legal, regulatory or policy considerations.

Further, a partially remote workforce poses increased risks to Lionsgate’s information technology systems and data, as certain employees work from home on a full or part-time basis, utilizing network connections outside Lionsgate’s premises. Additionally, sensitive information of Lionsgate, the third parties with whom it works, or its customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Business transactions (such as acquisitions or integrations) could expose Lionsgate to additional cybersecurity risks and vulnerabilities, as its systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, Lionsgate may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into Lionsgate’s information technology environment and security program.

Lionsgate also relies on third‑party service providers, including providers of cloud‑based infrastructure, data hosting, content delivery, communications and other information technology services, to support critical business functions. Lionsgate’s ability to monitor, control and ensure the cybersecurity practices of these third parties is inherently limited, and such providers may experience cybersecurity incidents, operational disruptions or system failures that adversely affect Lionsgate’s operations, data or services. Contractual protections or remedies may be insufficient to fully compensate Lionsgate for resulting losses. In addition, supply‑chain vulnerabilities have increased in frequency and severity, and it may be difficult to identify, assess or remediate in a timely manner. We cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption resulting in the unauthorized, unlawful, or accidental acquisition of Lionsgate’s sensitive information or other adverse consequences, such as unavailability of network or information resources or services. Lionsgate maintains governance, risk management and technical safeguards designed to identify, assess and mitigate cybersecurity risks and to protect its information assets. However, no information security program can eliminate all risks, and vulnerabilities have in the past and may in the future fail to be detected, addressed or remediated in a timely manner. These vulnerabilities can be exploited and result in a security incident Lionsgate has previously experienced, and may continue to experience, attempts to compromise its systems, including phishing and other social‑engineering efforts, and there can be no assurance that future incidents will not be successful or materially disruptive.

A cybersecurity incident or systems disruption could impair Lionsgate’s ability to operate its business, disrupt the production, distribution or licensing of content, require significant expenditures to investigate and remediate, and result in regulatory investigations, reporting obligations, litigation, fines or penalties, contractual liabilities, reputational harm, loss of customers or revenue, or other adverse consequences. Certain data privacy and security obligations may require Lionsgate to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

Lionsgate’s contracts may not contain limitations of liability, and even where they do, there is no guarantee that the limitations of liability will be sufficient to protect Lionsgate from liabilities, damages, or claims related to its data privacy and security obligations. In addition, Lionsgate’s insurance coverage may not be sufficient to mitigate liabilities arising out of its privacy and security practices, and this coverage may not remain available on commercially reasonable terms.

The requirements of being a public company, including maintaining effective internal control over financial reporting and management systems, may strain Lionsgate’s resources, divert management’s attention and affect Lionsgate’s ability to attract and retain executive management and qualified board members.

As a public company, Lionsgate is subject to extensive reporting, disclosure, governance and compliance requirements under the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), rules and regulations promulgated by the SEC, the listing standards of U.S. and Canadian securities exchanges, and other applicable securities rules and regulations. Compliance with these requirements requires significant financial, legal and managerial resources and may place strain on Lionsgate’s internal controls, financial and management systems, and personnel.

In particular, the Exchange Act requires Lionsgate to file annual, quarterly, and current reports regarding its business and operating results, and the Sarbanes-Oxley Act requires Lionsgate to maintain effective disclosure controls and procedures and internal control over financial reporting. Maintaining, evaluating and, where necessary, improving these controls and procedures requires significant management and oversight. If Lionsgate identifies material weaknesses or deficiencies in its internal control over financial reporting, it may not timely detect errors, which could result in material misstatements in its consolidated financial statements. Effective internal control of financial reporting is necessary for Lionsgate to produce reliable financial reports and prevent fraud.

In addition, Lionsgate is required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may result in significant costs and the diversion of management time and attention. The complexity of public company regulatory requirements may further divert management’s focus from operating the business, which could harm Lionsgate’s business, financial condition and operating results.

Purported noteholders have instituted suit against Old Lionsgate claiming that it breached the indenture governing certain 5.500% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.

On August 27, 2024, purported holders of former 5.500% Notes of Old Lionsgate (as defined and discussed in Note 8 to the consolidated financial statements) (now Starz Entertainment Corp. (“Starz”)) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing based on a May 2024 transaction in which Old Lionsgate exchanged approximately $390 million in aggregate principal amount of 5.500% Notes for new 5.500% exchange notes due 2029 (now, the 6.00% Notes) and entered into Supplemental Indenture No. 10 to the indenture governing the 5.500% Notes (the “LGEC Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the LGEC Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the LGEC Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories against Old Lionsgate and brought claims against other parties. On May 23, 2025, both plaintiffs filed amended complaints in view of the completion of the Starz Separation. On June 10, 2025, Old Lionsgate filed a motion to dismiss, which, on March 17, 2026, was granted in part and denied in part. Old Lionsgate has since filed a notice of appeal with respect to the portions of the motion to dismiss that were denied. The parties are now proceeding to discovery.

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

As of March 31, 2026, Lionsgate and its subsidiaries had an outstanding aggregate principal amount of corporate debt of approximately $1,979.4 million, and film related obligations of approximately $1,959.1 million. Lionsgate’s debt service obligations (principal and interest) on such corporate debt and film related obligations over the next twelve months is estimated to be approximately $1,455.5 million. This amount is based on the applicable SOFR rate as of March 31, 2026, net of payments and receipts from Lionsgate’s interest rate swaps and excludes amounts that may be required for future borrowings under its senior secured revolving credit facility. See Part II. Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations — Uses of Cash for more information. See Part II. Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources- Corporate Debt for more information on such indebtedness.

This significant amount of debt could potentially have important consequences for Lionsgate and its debt and equity investors, including:
•requiring a substantial portion of cash flow from operations to be used to service interest payments;
•making it more difficult to satisfy debt service requirements and other obligations;
•increasing the risk of a future credit ratings downgrade of its debt, which could raise future borrowing costs and limit the future availability of debt financing;
•increasing vulnerability to adverse economic, industry and market conditions;
•reducing cash flow available to fund capital expenditures, strategic initiatives and other corporate purposes;
•limiting flexibility to plan for, or respond to, changes in its business or industry;

•placing Lionsgate at a competitive disadvantage relative to its competitors with lower levels of leverage;
•limiting Lionsgate’s ability to incur additional indebtedness as needed, pursue business opportunities as they arise, pay cash dividends or repurchase common shares; and
•limiting Lionsgate’s ability to conduct its business because of financial and operating covenants in the agreements governing its existing and future indebtedness and exposing it to potential events of default (if not cured or waived) under covenants contained in its debt instruments.

To the extent that Lionsgate incurs additional indebtedness, these risks could be magnified. Lionsgate’s actual future cash requirements may also be greater than expected, and its cash flow from operations may be insufficient to repay outstanding indebtedness as it becomes due. In such circumstances, Lionsgate may need to refinance its indebtedness, borrow additional funds, sell assets or pursue other financing alternatives, and there can be no assurance that it will be able to do so on acceptable terms, or at all.

In addition, Lionsgate may seek additional capital which could result in dilution to existing shareholders or issuance of securities with rights senior to those of its shareholders. Decisions to obtain additional capital will depend on a number of factors, including business plans, operating performance and capital market conditions. Rising interest rates or disruptions in capital markets could make it more difficult and expensive for Lionsgate to raise additional capital or refinance its existing indebtedness. Any issuance of equity, equity-linked or debt securities could dilute existing shareholders, create securities with rights, preferences or privileges senior to the rights of Lionsgate’s common shares or negatively affect the market price of its common shares.

Lionsgate may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

A significant portion of Lionsgate’s cash flow from operations is expected to be dedicated to the payments of principal and interest obligations. Lionsgate’s ability to make scheduled payments on, or refinance, its debt will depend on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond its control, including global pandemics, wars, recessions and their effects. If Lionsgate’s cash flow from operations declines significantly, it could result in the inability to pay principal, premium, if any, and interest on its indebtedness.

If Lionsgate’s cash flows and capital resources are insufficient to fund its debt service obligations, it could face substantial liquidity constraints that could be required to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance its indebtedness. During periods of economic instability, including disruptions to, and volatility in, the U.S. and global credit and financial markets, it has been difficult to obtain financing on acceptable terms or at all. There can be no assurance that any such alternative actions would be successful or sufficient to meet Lionsgate’s scheduled debt service obligations. In addition, agreements governing Lionsgate’s corporate indebtedness restrict its ability to dispose of assets and use the proceeds from those dispositions, as well as its ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. Lionsgate may be unable to consummate those dispositions or to obtain proceeds in amounts sufficient to satisfy its obligations when due. Furthermore, there can also be no assurance that Lionsgate will not face credit rating downgrades as a result of weaker than anticipated performance of its businesses, fluctuations in its leverage or cost of capital or other factors. Any future downgrade could adversely affect Lionsgate’s borrowing costs, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse effect on its business.

Lionsgate conducts a substantial portion of its operations through subsidiaries, certain of which are not guarantors of its corporate indebtedness. As a result, repayment of such indebtedness depends on the generation of cash flow by those subsidiaries and their ability to make such funds available to Lionsgate through dividends, intercompany loans or other permitted distributions. Subsidiaries that are not guarantors do not have any obligation to pay amounts due on such indebtedness or to make funds available for that purpose, and they may not be able to, or may not be permitted to, make distributions to enable Lionsgate to make payments in respect of its indebtedness. While the agreements governing Lionsgate’s corporate indebtedness limit the ability of Lionsgate’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, those limitations are subject to qualifications and exceptions. If Lionsgate does not receive sufficient distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness.

Despite its existing level of indebtedness, Lionsgate and its subsidiaries may be able to incur additional debt, which could further exacerbate its financial risks.

Lionsgate and its subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreements governing Lionsgate’s corporate indebtedness include restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, such restrictions also generally do not prevent Lionsgate from incurring certain obligations that do not constitute indebtedness under such agreements, including certain qualified receivables financings and similar arrangements. If Lionsgate incurs additional debt or debt‑like obligations, the risks associated with its existing indebtedness, including increased debt service requirements, reduced financial flexibility and heightened vulnerability to adverse economic and business conditions, could intensify, which could adversely affect Lionsgate’s financial condition and results of operations.

The terms of Lionsgate’s corporate indebtedness restrict its operations and may limit its ability to respond to changes or to take certain actions.

The agreements governing Lionsgate’s corporate indebtedness contain restrictive covenants that impose operating and financial restrictions on Lionsgate and limit its ability to engage in activities that may be in its long-term best interests. These restrictions limit Lionsgate’s ability, among other things, to: incur, assume or guarantee additional indebtedness; issue certain disqualified stock; declare or pay dividends or make other distributions, or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans or investments; incur liens; restrict dividends, loans or asset transfers from its restricted subsidiaries; sell, transfer or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions; consolidate or merge with or into, or sell substantially all of its assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

In addition, Lionsgate’s senior secured revolving credit facility requires Lionsgate to comply with specified financial covenants, including maintaining certain financial ratios. Lionsgate’s ability to satisfy those covenants can be affected by events beyond its control, including impact of global pandemics, wars, recessions, tariffs, government actions and changes consumer behavior. As a result, there can be no assurance that Lionsgate will be able to continue to meet these financial covenant requirements.

A breach of the covenants under the agreements governing Lionsgate’s corporate indebtedness, or nonpayment of any principal or interest when due thereunder, could result in an event of default. Upon an event of default, creditors may have the right to accelerate repayment of the related indebtedness, which could trigger cross‑acceleration or cross‑default provisions under other debt arrangements. In addition, an event of default under Lionsgate’s senior secured revolving credit facility would permit the lenders thereunder to terminate commitments to extend further credit. If Lionsgate is unable to repay amounts due upon acceleration, the lenders may seek to exercise remedies against the collateral securing such indebtedness. In these circumstances, Lionsgate and its subsidiaries may not have sufficient assets to satisfy all obligations under its indebtedness.

Lionsgate’s variable-rate indebtedness exposes it to interest rate risk, which could increase its debt service obligations.

Certain of Lionsgate’s indebtedness, including borrowings under its senior secured revolving credit facility and certain film-related obligations, bears, and is expected to bear, interest at variable rates and therefore, exposes Lionsgate to interest rate risk. If interest rates were to increase, Lionsgate’s debt service obligations on the variable rate indebtedness would increase even though the principal amount remains unchanged, and its net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Higher interest expense could adversely affect Lionsgate’s net income, cash flows and liquidity, including the cash available to service its indebtedness, and could have a materially adverse effect on Lionsgate’s financial condition and results of operations.

The value of the assets securing Lionsgate’s indebtedness, including its intellectual property and content library, may decline, which could adversely affect its borrowing capacity and financial flexibility.

Certain of Lionsgate’s indebtedness is secured by collateral, including intellectual property, distribution rights, receivables and other assets derived from its film and television content library. The value of this collateral may fluctuate based on a variety of factors, including changes in market conditions, performance, consumer demand, technological and distribution developments and assumptions regarding future revenues, as well as impairment charges or other valuation adjustments. A decline in the value of Lionsgate’s intellectual property or content library assets could reduce availability under secured credit facilities, require repayments or additional collateral support, or adversely affect Lionsgate’s ability to refinance or extend indebtedness on acceptable terms. Any of the foregoing could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

Lionsgate may face refinancing risk upon the maturity of its indebtedness.

A portion of Lionsgate’s indebtedness will mature or require refinancing from time to time. Lionsgate’s ability to refinance or replace such indebtedness on acceptable terms, or at all, will depend on a number of factors, including its financial condition, operating performance, credit ratings, interest rate environment, capital market conditions and broader economic and industry factors beyond its control. If Lionsgate is unable to refinance maturing indebtedness when required, or can do so only on less favorable terms, its interest expense, liquidity and financial flexibility could be adversely affected, which could have a materially adverse effect on Lionsgate’s business, financial condition, operating results, liquidity and prospects.

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

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where Lionsgate and its affiliates will conduct business have had an extended focus on issues related to the taxation of multinational corporations. For the past several years, the primary focus has been in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As part of its so-called Base Erosion and Profit Shifting (“BEPS”) project, OECD and the G-20 developed changes to numerous long-standing international tax principles. More recently, countries are increasingly seeking ways to tax what is sometimes referred to as the digitalized economy. For example, in response to the increasing globalization and digitalization of trade and business operations, OECD is working on a proposal as an extension of its BEPS project to establish a global minimum corporate taxation rate. The rules are designed to ensure that large multinational groups pay corporate income taxes at the minimum rate of 15% in the countries where they operate. As of February 2026, 60 jurisdictions have enacted or introduced legislation to implement these rules, while an additional 8 jurisdictions have taken concrete steps toward doing so.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. Congress and various state legislatures are currently evaluating, or may in the future propose, tax legislation, including, at the federal level, new laws, such as the One Big Beautiful Bill Act (“OBBBA”), to address the expiration of provisions enacted under the Tax Cuts and Jobs Act of 2017, the impact of which will depend on final implementation and interpretation. Many countries in the European Union, as well as a number of other countries and organizations such as OECD, are increasingly scrutinizing the tax positions of companies and actively considering changes to existing tax laws that, if enacted, could increase its tax obligations in countries where it does business. For example, the OECD has urged its member countries to raise taxes to protect against future fiscal risks attributed to high deficit and debt levels. There can be no assurance that Canadian federal income tax laws, the judicial interpretation thereof, or the administrative policies and assessing practices of the Canada Revenue Agency will not be changed in a manner that adversely affects Lionsgate or the holders of Lionsgate new common shares. If U.S. or other foreign tax authorities change applicable tax laws, its overall taxes could increase, and its business, financial condition or results of operations may be adversely impacted.

Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.

Original programming requires substantial financial commitment, which can occasionally be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for it to complete the production or make the production of additional seasons more expensive. If Lionsgate is unable to produce original programming content on a cost-effective basis its business, financial condition and results of operations would be materially adversely affected.

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

Lionsgate is subject to income taxes in Canada, the U.S. and foreign tax jurisdictions. It also conducts business and financing activities between its entities in various jurisdictions, and it is subject to complex transfer pricing regulations in the countries in which it operates. Although uniform transfer pricing standards are emerging in many of the countries in which it operates, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. In addition, due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Lionsgate’s future effective tax rates could be affected by changes in tax laws or regulations or the interpretation thereof (including those affecting the allocation of profits and expenses to differing jurisdictions), by changes in the amount of revenue or earnings that it derives from international sources in countries with high or low statutory tax rates, by changes in the valuation of its deferred tax assets and liabilities, by changes in the expected timing and amount of the release of any tax valuation allowance, or by the tax effects of stock-based compensation. Unanticipated changes in its effective tax rates could affect its future results of operations. Further, Lionsgate may be subject to examination of its income tax returns by federal, state, and foreign tax jurisdictions. Lionsgate regularly assesses the likelihood of outcomes resulting from possible examinations to determine the adequacy of its provision for income taxes. In making such assessments, it exercises judgment in estimating its provision for income taxes. While Lionsgate believes its estimates are reasonable, it cannot assure you that final determinations from any examinations will not be materially different from those reflected in its historical income tax provisions and accruals. Any adverse outcome from any examinations may have an adverse effect on its business and operating results, which could cause the market price of its securities to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks arising from cybersecurity threats to our critical information systems, including computer networks, third-party hosted services, communications systems, hardware and software, and our sensitive data, including intellectual property, proprietary and confidential business information, and employee and other personal data (collectively, “Information Systems and Data”).

Our information security program is led by our Chief Information Security Officer (“CISO”) and supported by a dedicated information security team. The team is responsible for identifying, assessing and managing cybersecurity threats and risks by monitoring and evaluating our threat environment and evaluating the Company’s risk profile using a combination of automated and manual tools and processes. These include, among others, monitoring threat intelligence services, analyzing reports regarding threat actors and emerging risks, conducting vulnerability scans, audits and assessments, performing incident response and tabletop exercises, evaluating internally reported security events, and coordinating, as appropriate, with law enforcement and external specialists.

We maintain technical, physical, and organizational safeguards designed to mitigate material cybersecurity risks based on the nature of the relevant systems, environments and data. These measures include, among others, incident detection and response processes, vulnerability management, disaster recovery and business continuity planning, data encryption and segregation, network security and access controls, physical security measures, asset management and disposal procedures, system monitoring, vendor risk management processes, penetration testing, employee training and awareness programs, cybersecurity insurance, and dedicated cybersecurity personnel.

The assessment and management of material cybersecurity risks are integrated into the Company’s broader enterprise risk management framework. The CISO works closely with management, including the Chief Information Officer (“CIO”), to prioritize and address cybersecurity risks that could reasonably be expected to have a material impact to our business. Senior management evaluates material cybersecurity risks in the context of our overall business objectives and provides updates to the Audit & Risk Committee of our Board of Directors, which oversees enterprise-wide risk management.

We engage third‑party service providers from time to time to assist with cybersecurity risk identification, assessment and mitigation, including cybersecurity consultants, managed security service providers, software and threat intelligence providers, penetration testing firms, dark web monitoring services, forensic investigators and professional services firms, including legal counsel.

We also rely on third‑party vendors to support various aspects of our business operations, including application, hosting, supply chain and data backup services. We maintain a vendor risk management program designed to address cybersecurity risks associated with these third‑party relationships. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data involved and the risk profile of the vendor, this program may include risk assessments; review of vendors’ information security programs; evaluation of security questionnaires and assessment reports; audits and vulnerability scans for certain vendors; and the inclusion of contractual cybersecurity and data protection obligations.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. “Risk Factors” in this Annual Report, including “Service disruptions, information security incidents or failures affecting Lionsgate or its third-party service providers could disrupt its operations, harm its reputation and adversely affect its business.”

Governance

Our Board of Directors oversees our cybersecurity risk management as part of its broader oversight responsibilities. The Audit & Risk Committee has primary responsibility for overseeing our cybersecurity risk management processes, including the identification, assessment and mitigation of risks arising from cybersecurity threats.

Management, including our CIO and CISO, is responsible for implementing and maintaining our cybersecurity risk assessment and management processes. The CISO is responsible for leading our cybersecurity program, including staffing and resourcing, integrating cybersecurity considerations into the Company’s overall risk management framework, and communicating cybersecurity priorities and risk information to relevant personnel. The CIO is responsible for approving cybersecurity budgets, overseeing preparedness for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and related reports.

We maintain cybersecurity incident response processes designed to escalate certain incidents to appropriate members of management based on the nature and severity of the event, including the CISO and CIO. The CISO, CIO and other senior executives work with the Company’s incident response team to coordinate mitigation, remediation and recovery efforts. In appropriate circumstances, these processes also provide for reporting cybersecurity incidents to the Audit & Risk Committee.

The Audit & Risk Committee receives regular updates from the CIO regarding significant cybersecurity risks, threats and trends, as well as the Company’s processes and controls for addressing those risks. The Audit & Risk Committee also receives periodic reports, summaries and presentations concerning cybersecurity risk management, incident response preparedness and mitigation efforts.

ITEM 2. PROPERTIES.

Our corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Our principal executive offices are located at 2700 Colorado Avenue, Santa Monica, California 90404, where we occupy 192,584 square feet (per a lease that expires in September 2029).

In addition, we lease the following properties for our operations:

•93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2027);
•25,346 square feet at 9460 Wilshire Blvd., Beverly Hills, California (per a lease that expires in August 2027);
•24,999 square feet at 495-517 Wellington Street West, Toronto, Ontario (per a lease that expires in December 2035);
•15,673 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);
•5,552 square feet at 1270 Avenue of the Americas, New York, New York (per a lease that expires in November 2032); and
•An aggregate of 6,720 square feet for properties located in Beijing, China (per a lease that expires in January 2028), and Luxembourg City, Luxembourg (per a lease that expires in April 2027), and New York, New York (per a lease that expires in May 2030).

We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in certain claims and legal proceedings arising in the normal course of business. Although the outcome of these matters cannot be predicted with certainty, based on our current knowledge, we do not believe that the resolution of any pending legal proceedings to which we are currently involved will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

For a discussion of certain claims and legal proceedings, see Note 18 - Contingencies to our consolidated financial statements, the discussion of which is incorporated by reference into this Part I, Item 3, Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares, no par value, are listed on the New York Stock Exchange (“NYSE”) under the symbol “LION.”

Holders

As of May 18, 2026, there were approximately 1,501 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual and General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

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

Issuer Purchases of Equity Securities

No common shares were purchased by us during the three months ended March 31, 2026.

Unregistered Sales of Equity Securities

None.

Stock Performance Graph

The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing May 7, 2025 and ending March 31, 2026. All values assume that $100 was invested on May 7, 2025 in our common shares and each applicable index and all dividends were reinvested.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common shares.

## COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN*

Among Lionsgate Studios Corp., the NYSE Composite Index
and the Dow Jones US Media Sector Index

$140
$120
$100
$80
$60
$40
$20
$0
5/7/25
6/25
9/25
12/25
3/26
Lionsgate Studios Corp.
NYSE Composite
Dow Jones US Media Sector

*$100 invested on 5/7/25 in stock or 4/30/25 in index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2026 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	5/7/25	6/25	9/25	12/25	3/26
Lionsgate Studios Corp.	$100.00	$71.29	$84.66	$112.02	$117.67
NYSE Composite	$100.00	$107.32	$113.84	$116.73	$117.82
Dow Jones U.S. Media Sector	$100.00	$119.22	$114.10	$113.80	$101.21

The graph and related information are being furnished solely to accompany this Annual Report pursuant to Item 201(e) of Regulation S-K. They shall not be deemed “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6. [Reserved].

LIONSGATE STUDIOS CORP.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this Form 10-K includes a discussion and analysis of our financial condition and results of operations for the fiscal years ended March 31, 2026 and 2025 and year-to-year comparisons between fiscal 2026 and 2025. Discussions of 2025 items and year-to-year comparisons between fiscal 2025 and 2024 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Prior to the Starz Separation, as further discussed below, Lions Gate Entertainment Corp. (formerly listed on the New York Stock Exchange (“NYSE”): LGF.A, LGF.B) (“Old Lionsgate”) encompassed the motion picture and television studio operations (formerly referred to as the “Studio Business”) and the STARZ premium global subscription platform. Following the Studio Separation, as discussed in Note 3 to our consolidated financial statements, Lionsgate Studios Corp. (formerly listed on the NASDAQ Global Select Market (“NASDAQ”): LION) (“Legacy Lionsgate Studios”) comprised the Studio Business and the STARZ business remained with Lions Gate Entertainment Corp.

We classify our continuing operations through two reportable segments: Motion Picture and Television Production (see further discussion below).

Starz Separation

On May 6, 2025, through a series of transactions contemplated by a certain arrangement agreement, dated as of January 29, 2025, as amended by an amending agreement, dated as of March 12, 2025 (collectively, the “Arrangement Agreement”), the separation of the businesses of Legacy Lionsgate Studios, of which Old Lionsgate owned approximately 87.8%, and the Starz Business (the “Starz Separation”) was completed. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders, and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate (see Note 2 to our consolidated financial statements).

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company, and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. Accordingly, the historical financial statements reflect the financial position and results of operations of Old Lionsgate with the Starz Business presented as discontinued operations in the financial statements. See Note 2 to our consolidated financial statements for further information.

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

Immediately following the Business Combination through immediately prior to the Starz Separation, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while 12.2% were owned by former SEAC public shareholders, SEAC founders and common equity financing investors. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. Net proceeds of $278.2 million, inclusive of transaction costs that remained accrued at March 31, 2025 and which were paid during the year ended March 31, 2026 totaling $3.5 million were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt. See Note 8 to our consolidated financial statements for further detail.

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

Components of Results of Operations

Revenues

Our revenues are derived from the Motion Picture and Television Production segments, as described below. As mentioned above, we refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2026, 2025 and 2024.

Studio Business

Motion Picture: Our Motion Picture segment includes revenues derived from the following:
•Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results. Theatrical revenues also include revenues from certain licenses to direct-to-platform customers where the initial license of a motion picture is to a direct-to-platform customer.

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

General and administration expenses include salaries and other overhead costs. Corporate general and administrative expenses include certain corporate executive expenses (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense. Corporate general and administrative expenses also include costs that were previously incurred in support of the Media Networks segment (that is part of the Starz Business) but are not directly attributable to it and thus were not recorded in discontinued operations, see Note 2 to our consolidated financial statements for further details.

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

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value.

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

Impairment Assessment. An individual film or television program is evaluated for impairment when events or changes in circumstances indicate that the fair value of an individual film or television program is less than its unamortized cost. Pre-release impairment assessments require significant judgment, including estimated box office performance and downstream licensing revenues. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.

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

Valuation Assumptions. The discounted cash flow analysis includes cash flow estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 9 to our consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Income Taxes. We are subject to income taxes in Canada and the U.S., in addition to several other foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more-likely-than-not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more-likely-than-not assessment that our deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of March 31, 2026, we had a valuation allowance of $1,478.5 million against certain Canadian, U.S. and other foreign deferred tax assets that may not be realized on a more-likely-than-not basis.

Our effective tax rates differ from the Canadian federal statutory income tax rate and is affected by many factors, including the overall level of income (loss) before taxes and its mix across the jurisdictions in which we conduct operations, changes in tax laws and regulations, changes in valuation allowances against our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items.

Recent Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

RESULTS OF OPERATIONS

Fiscal 2026 Compared to Fiscal 2025

Consolidated Results of Operations

The following table presents our consolidated results from continuing operations for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture(1)	$1,617.1	$1,598.6	$18.5	1.2%
Television Production	1,044.6	1,605.8	(561.2)	(34.9)%
Total Studio Business	2,661.7	3,204.4	(542.7)	(16.9)%
Intersegment eliminations	(29.9)	(619.7)	589.8	(95.2)%
Total revenues	2,631.8	2,584.7	47.1	1.8%
Expenses:
Direct operating	1,584.4	1,740.3	(155.9)	(9.0)%
Distribution and marketing	483.8	398.6	85.2	21.4%
General and administration	398.0	357.8	40.2	11.2%
Depreciation and amortization	17.6	17.8	(0.2)	(1.1)%
Restructuring and other	50.9	88.3	(37.4)	(42.4)%
Total expenses	2,534.7	2,602.8	(68.1)	(2.6)%
Operating income (loss)	97.1	(18.1)	115.2	nm
Interest expense	(259.7)	(261.7)	2.0	(0.8)%
Interest and other income	17.9	15.0	2.9	19.3%
Other loss, net	(19.6)	(11.9)	(7.7)	64.7%
Loss on extinguishment of debt	(2.2)	(4.9)	2.7	(55.1)%
Gain on investments, net	10.5	—	10.5	nm
Equity interests income (loss)	(3.3)	4.3	(7.6)	nm
Loss from continuing operations before income taxes	(159.3)	(277.3)	118.0	(42.6)%
Income tax provision	(16.2)	(17.2)	1.0	(5.8)%
Net loss from continuing operations, net of income taxes	(175.5)	(294.5)	119.0	(40.4)%
Net loss from discontinued operations, net of income taxes	(16.5)	(79.1)	62.6	(79.1)%
Less: Net (income) loss from continuing operations attributable to noncontrolling interest	(6.3)	11.6	(17.9)	nm
Net loss attributable to Lionsgate Studios Corp. shareholders	$(198.3)	$(362.0)	$163.7	(45.2)%
_______________________
nm - Percentage not meaningful.
(1)    During the first quarter of fiscal 2026, we began reflecting the results of operations of the streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $8.9 million was reclassified from the former Media Networks segment to the Motion Picture segment in the year ended March 31, 2025 to conform to the current period presentation. Additionally, we sold our streaming platform in India in December 2025, see Note 16 to our consolidated financial statements.

Revenues. Consolidated revenues increased $47.1 million in fiscal 2026, reflecting an increase of $18.5 million from Motion Picture revenue and lower intersegment revenue eliminations of $589.8 million recorded in fiscal 2026, offset by a decrease of $561.2 million from Television Production revenue. Intersegment eliminations relate to the licensing of products from our Studio Business to the former Media Networks segment prior to the Starz Separation. Following the Starz Separation, revenue from licenses to Starz are not eliminated from our consolidated results from continuing operations. See further discussion in the Segment Results of Operations section below.

Motion Picture revenue increased $18.5 million in fiscal 2026 due to an increase in home entertainment, international, other and theatrical revenue primarily due to revenue from The Housemaid, partially offset by a decrease in television revenue.

Television Production revenue decreased $561.2 million due to a decrease in domestic television revenue, home entertainment revenue and other revenue primarily due to significantly lower number of episodic deliveries, offset by an increase in international revenue.

The decrease in intersegment eliminations of $589.8 million is due to lower Motion Picture and Television Production eliminations from licenses of motion pictures and original series to the former Media Networks segment prior to the Starz Separation as discussed above. Following the Starz Separation, revenue from licenses to Starz are not eliminated from the consolidated results from continuing operations.

See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026		2025		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions, except percentages)
Direct operating expenses
Studio Business
Motion Picture(1)	$797.6	49.3%	$830.7	52.0%	$(33.1)	(4.0)%
Television Production	801.2	76.7%	1,369.3	85.3%	(568.1)	(41.5)%
Total Studio Business	1,598.8	60.1%	2,200.0	68.7%	(601.2)	(27.3)%
Other	28.3	nm	16.7	nm	11.6	69.5%
Intersegment eliminations	(42.7)	nm	(476.4)	nm	433.7	(91.0)%
Total direct operating expenses	$1,584.4		$1,740.3		$(155.9)	(9.0)%
_______________________
nm - Percentage not meaningful.
(1)     Direct operating expenses for Motion Picture in the year ended March 31, 2025 reflect the reclassification of $6.5 million from the former Media Networks segment to conform to the current period presentation.

Direct operating expenses decreased in fiscal 2026 due to lower direct operating expenses of the Television Production segment due to decreased revenue from Television Production and lower direct operating expenses as a percentage of revenue of the Motion Picture segment driven by the performance and costs of the titles released during the fiscal year, in particular, The Housemaid, which resulted in lower direct operating cost in relation to revenue. These decreases were partially offset by lower intersegment eliminations due to there being no Motion Picture and Television Production intersegment revenue from licenses of motion pictures and original series to the former Media Networks segment following the Starz Separation, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in fiscal 2026 and 2025 primarily consist of rent costs for production facilities that were unutilized due to lower demand following the industry strikes amounting to $27.3 million and $18.6 million, respectively, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating costs in fiscal 2025 include a benefit from insurance recoveries on COVID related charges.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business
Motion Picture(1)	$427.5	$360.5	$67.0	18.6%
Television Production	56.3	38.1	18.2	47.8%
Total Studio Business	$483.8	$398.6	$85.2	21.4%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$290.5	$231.7	$58.8	25.4%
_______________________
(1) Motion Picture distribution and marketing expense in the year ended March 31, 2025 reflect the reclassification of $2.7 million from the former Media Networks segment to conform to the current period presentation.

Distribution and marketing expenses increased in fiscal 2026, primarily due to higher theatrical distribution and marketing expenses in the Motion Picture segment. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,				Change
	2026	% of Revenues	2025	% of Revenues	Amount	Percent
	(Amounts in millions, except percentages))
General and administrative expenses
Studio Business
Motion Picture(1)	$113.1		$103.1		$10.0	9.7%
Television Production	62.6		61.9		0.7	1.1%
Total Studio Business	175.7		165.0		10.7	6.5%
Corporate	142.1		132.0		10.1	7.7%
Share-based compensation expense	72.5		52.1		20.4	39.2%
Purchase accounting and related adjustments	7.7		8.7		(1.0)	(11.5)%
Total general and administrative expenses	$398.0	15.1%	$357.8	13.8%	$40.2	11.2%
_______________________
(1) Motion Picture general and administrative expenses in the year ended March 31, 2025 reflect the reclassification of $3.0 million from the former Media Networks segment to conform to the current period presentation.

General and administrative expenses increased in fiscal 2026, primarily due to an increase in share-based compensation expense and increases in Studio Business and corporate general and administrative expenses primarily due to an increase in incentive-based compensation.

The increase in share-based compensation expense included in general and administrative expense in fiscal 2026, as compared to fiscal 2025 was primarily due to share-based bonuses granted in the current year period, with no similar grants in the prior year period. The following table presents share-based compensation expense by financial statement line item for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$72.5	$52.1
Restructuring and other(1)	5.5	4.9
Total share-based compensation expense	$78.0	$57.0

_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Restructuring and Other. Restructuring and other decreased $37.4 million in fiscal 2026 as compared to fiscal 2025. See Note 16 to our consolidated financial statements. Restructuring and other was as follows for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions)
Restructuring and other
Content and other impairments(1)	$17.1	$34.8	$(17.7)	(50.9)%
Severance(2)	27.0	37.0	(10.0)	(27.0)%
Transaction and other costs(3)	6.8	16.5	(9.7)	(58.8)%
Total restructuring and other	$50.9	$88.3	$(37.4)	(42.4)%
_______________________
(1)Content and other impairments primarily reflect $13.2 million in development cost write-offs recorded during the year ended March 31, 2026 for write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. In addition, the amounts in the year ended March 31, 2026 and 2025 include impairment charges related to certain operating lease right-of-use assets and leasehold improvements within the Television Production segment. These impairments were recognized as a result of facilities that are no longer expected to be utilized by the Company, primarily related to the integration of eOne. In the fiscal year ended March 31, 2025, content and other impairments also included content impairments of $7.7 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories.
(2)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring and acquisition integration activities, as well as other cost-reduction initiatives and are not reflective of our ongoing operating structure.
(3)Transaction and other costs primarily relate to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. For the year ended March 31, 2026, transaction costs associated with the Starz Separation are excluded, as such amounts are classified within discontinued operations. The year ended March 31, 2026 includes a gain of $2.6 million from the sale of our streaming platform in India.

Interest Expense. Interest expense of $259.7 million in fiscal 2026 decreased $2.0 million from fiscal 2025. The following table presents the components of interest expense for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025
	(Amounts in millions)
Interest Expense
Revolving credit facility	$25.0	$56.3
Term loans	2.0	50.4
Senior Notes	24.9	21.4
IP credit facilities(1)	91.0	43.1
Other(2)	116.8	90.5
Total interest expense	$259.7	$261.7

 ______________________
(1)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.
(2)Other interest expense includes payments associated with certain film related obligations (Production loans, Production Tax Credit Facility, Film Library Facility, Backlog Facility and other, see Note 9 to our consolidated financial statements), interest expense associated with our 3 Arts Entertainment Credit Facility, payments and receipts associated with interest rate swaps along with the noncash amortization of unrealized gains in accumulated other comprehensive income related to dedesignated interest rate swaps which are being amortized to interest expense (Note 19 to our consolidated financial statements).

Interest and Other Income. Interest and other income of $17.9 million for the year ended March 31, 2026 increased as compared to interest and other income of $15.0 million for the year ended March 31, 2025, due to an increase in interest income.

Other Loss, net. Other loss, net of $19.6 million for fiscal 2026 increased as compared to other losses, net of $11.9 million for fiscal 2025. The increase was due to losses incurred related to foreign currency transactions during fiscal year 2026 as compared to gains related to foreign currency transactions during the fiscal year 2025, offset by a lower loss related to our accounts receivable monetization programs in fiscal 2026 as compared to fiscal 2025 (see Note 20 to our consolidated financial statements).

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $2.2 million for fiscal 2026 related to the write-off of debt issuance costs following the termination and then modification of our revolving credit facility as part of the Starz Separation. The loss on extinguishment of debt of $4.9 million for fiscal 2025 related to the write-off of debt issuance costs associated with the voluntary prepayment of Term Loan A and Term Loan B and the 5.5% Senior Notes exchange. See Note 8 to our consolidated financial statements.

Gain on Investments, net. Gain on investments, net of $10.5 million for fiscal 2026, primarily represented a gain on the sale of our equity method ownership interest in Spyglass which we sold in April 2025 and other investments. There was no comparable gain in fiscal 2025.

Equity Interests Income (Loss). Equity interests loss of $3.3 million in fiscal 2026 compared to equity interests income of $4.3 million in fiscal 2025.

Income Tax Provision. We had an income tax provision of $16.2 million in fiscal 2026, compared to $17.2 million in fiscal 2025. Our income tax provision differs from the Canadian federal statutory income tax rate of 15% multiplied by loss before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes.

As of March 31, 2026, we had Canadian NOLs of $380.6 million which will expire beginning in 2030, U.S. federal NOLs of approximately $1,203.0 million available to reduce future U.S. federal income taxes, certain of which expire in 2037 and 2038, state NOLs of approximately $831.5 million available to reduce future state income taxes which expire in varying amounts beginning in 2027, Luxembourg NOLs of $3,352.8 million which will expire beginning in 2036, U.K. NOLs of $28.5 million with no expiration and other foreign jurisdiction NOLs of $19.6 million which will expire beginning in 2028. In addition, as of March 31, 2026, we had U.S. federal credit carryforwards related to foreign taxes paid of approximately $33.8 million to offset future U.S federal income taxes that will expire beginning in 2027.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders. Net loss attributable to our shareholders for fiscal 2026 was $198.3 million, or basic and diluted net loss per common share of $0.70 on 285.4 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2025 of $362.0 million, or basic and diluted net loss per common share of $1.43 on 248.9 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

Our primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (segment revenues, less segment direct operating and segment distribution and marketing expense) less segment general and administration expenses. Segment profit and total segment profit exclude, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain content charges as a result of changes in management and/or content strategy, certain benefits or expenses related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. Segment profit is a U.S. GAAP financial measure and is disclosed in Note 16 to our consolidated financial statements.

We also present below our total segment profit for all of our segments. Total segment profit, when presented outside of the segment information and reconciliations included in Note 16 to our consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.

We believe the presentation of total segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by our management and enables them to understand the fundamental performance of our businesses before non-operating items. Total segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company’s segments and represent a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of our businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner as defined by our management and similarly titled measures presented by other companies may not be comparable due to differences in the methods of calculation and excluded items.

The following table reconciles the operating income (loss), which is the most comparable U.S. GAAP measure to the total segment profit non-GAAP measure for the years ended March 31, 2026 and 2025. Refer to the preceding section discussing our consolidated results of operations for the reconciliations of segment direct operating expense and general and administrative expense to the respective line items presented in the GAAP-based consolidated statement of operations. In addition, refer to Note 17 of our consolidated financial statements for the reconciliations of adjusted depreciation and amortization and adjusted share-based compensation, as presented in the line items below, to U.S. GAAP depreciation and expense and share-based compensation expense.

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions)
Operating income (loss)	$97.1	$(18.1)	$115.2	nm
Corporate general and administrative expenses	142.1	132.0	10.1	7.7%
Adjusted depreciation and amortization	13.6	13.7	(0.1)	(0.7)%
Restructuring and other	50.9	88.3	(37.4)	(42.4)%
COVID-19 related expense (benefit)	1.0	(2.0)	3.0	nm
Unallocated rent cost included in direct operating expense	27.3	18.6	8.7	46.8%
Adjusted share-based compensation expense	72.5	52.1	20.4	39.2%
Purchase accounting and related adjustments	11.7	12.9	(1.2)	(9.3)%
Total segment profit	$416.2	$297.5	$118.7	39.9%
_______________________
nm - Percentage not meaningful

We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below presents the revenues and segment profit of our collective Studio Business for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture (1)	$1,617.1	$1,598.6	$18.5	1.2%
Television Production	1,044.6	1,605.8	(561.2)	(34.9)%
Total Studio Business	$2,661.7	$3,204.4	$(542.7)	(16.9)%
Intersegment eliminations	(29.9)	(619.7)	589.8	(95.2)%
	$2,631.8	$2,584.7	$47.1	1.8%
Segment Profit
Studio Business
Motion Picture (1)	$278.9	$304.3	$(25.4)	(8.3)%
Television Production	124.5	136.5	(12.0)	(8.8)%
Total Studio Business	$403.4	$440.8	$(37.4)	(8.5)%
Intersegment eliminations	12.8	(143.3)	156.1	nm
	$416.2	$297.5	$118.7	39.9%
_______________________
nm - Percentage not meaningful

(1)     During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the year ended March 31, 2025 to conform to the current period presentation: (i) revenue of $8.9 million; (ii) direct operating expense of $6.5 million; (iii) distribution and marketing expense of $2.7 million; and (iv) general and administration expense of $3.0 million, which resulted in gross contribution loss of $0.3 million and segment loss of $3.3 million. Additionally, the Company sold its streaming platform in India in December 2025, see Note 17 to our consolidated financial statements.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture

The table below presents the Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Motion Picture Segment:
Revenue	$1,617.1	$1,598.6	$18.5	1.2%
Expenses:
Direct operating expense	797.6	830.7	(33.1)	(4.0)%
Distribution & marketing expense	427.5	360.5	67.0	18.6%
Gross contribution	392.0	407.4	(15.4)	(3.8)%
General and administrative expenses	113.1	103.1	10.0	9.7%
Segment profit	$278.9	$304.3	$(25.4)	(8.3)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$290.5	$231.7	$58.8	25.4%

Direct operating expense as a percentage of revenue	49.3%	52.0%

Gross contribution as a percentage of revenue	24.2%	25.5%

Revenue. The table below presents Motion Picture revenue by media and product category for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026			2025			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$169.0	$7.9	$176.9	$149.3	$4.8	$154.1	$22.8
Home Entertainment
Digital Media	471.9	196.8	668.7	397.9	200.3	598.2	70.5
Packaged Media	27.2	17.5	44.7	38.4	21.6	60.0	(15.3)
Total Home Entertainment	499.1	214.3	713.4	436.3	221.9	658.2	55.2
Television	199.7	27.2	226.9	311.2	36.1	347.3	(120.4)
International (3)	367.6	89.5	457.1	319.7	90.7	410.4	46.7
Other	30.0	12.8	42.8	11.6	17.0	28.6	14.2
Total Motion Picture revenue	$1,265.4	$351.7	$1,617.1	$1,228.1	$370.5	$1,598.6	$18.5
_______________________
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
(3)International revenue in the year ended March 31, 2025 reflects the reclassification of $8.9 million from the former Media Networks segment to conform to the current period presentation.

Theatrical revenue increased $22.8 million, or 14.8%, in fiscal 2026, as compared to fiscal 2025, primarily due to higher revenue from Lionsgate Original Releases of $19.7 million driven by the theatrical releases of The Housemaid, Now You See Me: Now You Don’t, Ballerina: From the World of John Wick and The Long Walk in the current fiscal year as compared to the prior fiscal year theatrical releases. The increase in Lionsgate Original Releases was partially offset by a decrease in direct-to-platform releases in the current fiscal year, compared to the prior fiscal year.

Home entertainment revenue increased $55.2 million, or 8.4%, in fiscal 2026, as compared to fiscal 2025, due to increased digital media revenue, primarily due to increases from Lionsgate Original Releases of $74.0 million. The increase was driven by higher revenue in fiscal 2026 from our direct-to-platform releases of $52.0 million, primarily from War Machine, and higher revenue from our theatrical releases of $32.3 million driven by the releases of The Housemaid and Ballerina: From the World of John Wick. The increase was primarily offset by decreased revenue generated from our multi-platform releases.

Television revenue decreased $120.4 million, or 34.7%, in fiscal 2026, as compared to fiscal 2025, primarily due to lower revenue generated from Lionsgate Original Releases of $111.4 million from the fiscal years 2025 and 2026 theatrical slate titles with television windows opening in the current fiscal year, as compared to the fiscal years 2025 and 2024 theatrical slate titles with television windows opening during the prior fiscal year, which included significant revenue from The Hunger Games: The Ballad of Songbirds and Snakes. In addition, lower revenue was generated from our multi-platform releases.

International revenue increased $46.7 million, or 11.4%, in fiscal 2026, as compared to fiscal 2025, primarily due to $48.0 million of higher revenue generated from Lionsgate Original Releases. The increase in Lionsgate Original Releases was primarily due to the theatrical releases of Now You See Me: Now You Don’t, The Housemaid and Ballerina: From the World of John Wick during the current fiscal year, as compared to Borderlands and The Killers’ Game in the prior fiscal year.

Direct Operating Expense. The decrease in direct operating expenses is due to a lower direct operating expenses as a percentage of revenue driven by the performance and costs of the titles released during fiscal 2026, in particular, The Housemaid, which resulted in lower direct operating cost in relation to revenue. In fiscal 2026, a write-down of $0.8 million was recorded for investments in film included in the Motion Picture segment direct operating expense, as compared to $19.7 million in fiscal 2025.

Distribution and Marketing Expense. The increase in distribution and marketing expense in fiscal 2026 was primarily due to higher theatrical distribution and marketing expense. In the year ended March 31, 2026, approximately $31.4 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $24.1 million in the year ended March 31, 2025.

Gross Contribution. Gross contribution of the Motion Picture segment for fiscal 2026 decreased as compared to fiscal 2025 due to increased distribution and marketing expenses, offset by lower direct operating expenses and higher revenue generated in the Motion Picture segment.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $10.0 million, or 9.7%, primarily due to an increase in incentive-based compensation, partially offset by a decrease in salaries and related expenses.

Television Production

The table below presents the Television Production gross contribution and segment profit for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Television Production Segment:
Revenue	$1,044.6	$1,605.8	$(561.2)	(34.9)%
Expenses:
Direct operating expense	801.2	1,369.3	(568.1)	(41.5)%
Distribution & marketing expense	56.3	38.1	18.2	47.8%
Gross contribution	187.1	198.4	(11.3)	(5.7)%
General and administrative expenses	62.6	61.9	0.7	1.1%
Segment profit	$124.5	$136.5	$(12.0)	(8.8)%
Direct operating expense as a percentage of revenue	76.7%	85.3%
Gross contribution as a percentage of revenue	17.9%	12.4%

Revenue. The table below presents the Television Production revenue and changes in revenue by media for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,		Change
	2026	2025	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$517.2	$1,069.4	$(552.2)	(51.6)%
International	261.9	248.2	13.7	5.5%
Home Entertainment
Digital	171.7	184.0	(12.3)	(6.7)%
Packaged Media	2.9	4.1	(1.2)	(29.3)%
Total Home Entertainment	174.6	188.1	(13.5)	(7.2)%
Other	90.9	100.1	(9.2)	(9.2)%
Total Television Production revenue	$1,044.6	$1,605.8	$(561.2)	(34.9)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased $552.2 million, or 51.6% in fiscal 2026 as compared to fiscal 2025 due to a significantly lower number of television episodes delivered in the current fiscal year.

International revenue in fiscal 2026 increased $13.7 million, or 5.5%, as compared to fiscal 2025, due to higher revenue generated internationally from episodes delivered in the current fiscal year, as compared to episodes delivered in the prior fiscal year.

Home entertainment revenue in fiscal 2026 decreased $13.5 million, or 7.2% as compared to fiscal 2025, primarily due to digital media revenues.

Other revenue in fiscal 2026 decreased $9.2 million, or 9.2% as compared to fiscal 2025, primarily due to decreased revenue from 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.

Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2026 decreased $568.1 million, or 41.5%, due to a decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in fiscal 2026 as compared to fiscal 2025.

Gross Contribution. Gross contribution of the Television Production segment for fiscal 2026 decreased by $11.3 million as compared to fiscal 2025 due to lower Television Production revenue and higher distribution and marketing expense, partially offset by lower direct operating expenses as a percentage of television production revenue.

General and Administrative Expense. General and administrative expenses of the Television Production segment were comparable to fiscal 2025.

Liquidity and Capital Resources

Sources of Cash

Our liquidity and capital requirements in fiscal 2026 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of March 31, 2026, we had cash and cash equivalents of $341.5 million.

Starz Separation. As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview” above, on May 6, 2025 the Starz Separation was completed and as a result the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) New Lionsgate, which was renamed “Lionsgate Studios Corp.” (and is referred to as “Lionsgate”) and holds, directly and through subsidiaries, the Studio Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders and (2) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business that was previously held by Old Lionsgate.

In connection with the Starz Separation, all outstanding obligations in respect of principal, interest and fees under Old Lionsgate's credit and guarantee agreement dated December 8, 2016, as amended (the “Old Credit Agreement”), were repaid in full and all commitments thereunder were terminated. We entered into a new credit agreement (the “Credit Agreement”) which provides for an $800.0 million senior secured revolving credit facility. We also assumed senior notes (the “Senior Notes”) pursuant to a Supplemental Indenture. Under the Supplemental Indenture, we became the primary obligor under the Senior Notes and assumed all obligations of the original issuer. The initial issuer was released and discharged from all obligations under the Senior Notes.

Business Combination. As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview,” on May 13, 2024, we closed the Business Combination Agreement, and Legacy Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024. Following the transaction, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.2% of Legacy Lionsgate Studios. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to the Company, including $254.3 million in PIPE financing. The net proceeds were used to partially pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Old Credit Agreement (see Note 8 to our consolidated financial statements).

Corporate Debt

Our corporate debt as of March 31, 2026, excluding film related obligations discussed further below, consisted of the following:
•Credit Agreement. We have an $800.0 million revolving credit facility (with no outstanding balance as of March 31, 2026), which may be increased to a total amount not in excess of $1,200.0 million, subject to the terms and conditions set forth therein. We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•    Senior Notes: We have $389.9 million outstanding of 6.0% senior notes due 2030 (the “Senior Notes”).
•    eOne IP Credit Facility. As amended in July 2024 and March 2026, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $371.3 million as of March 31, 2026, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of March 31, 2026, $371.3 million was outstanding and there was no available borrowing capacity under the eOne IP Credit Facility. The eOne IP Credit Facility matures on July 3, 2029.
•    LG IP Credit Facility. As amended in November 2024, December 2024, March 2025 and September 2025, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “LG IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $1.25 billion as of March 31, 2026, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of March 31, 2026, $1,187.5 million was outstanding and there was no available borrowing capacity under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.
•    3 Arts Credit Facility. On May 29, 2025 in preparation for the A & A purchase (see Note 3 to our consolidated financial statements), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. As of March 31, 2026, $30.7 million was outstanding under the 3 Arts Credit Facility. As of March 31, 2026, there was $19.3 million available under the 3 Arts Credit Facility. Advances under the 3 Arts Credit Facility are payable at maturity, which is on May 29, 2029.

See Note 8 to our consolidated financial statements for a discussion of our corporate debt.

Film Related Obligations

We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations as of March 31, 2026 include the following:

•Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. As of March 31, 2026, there was $1,283.9 million outstanding of production loans.
•Production Tax Credit Facility. In May 2025, the Company entered into a non-recourse senior secured revolving credit facility due January 2028 based on collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). As of March 31, 2026, tax credit receivables amounting to $443.1 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of March 31, 2026, there was $368.0 million outstanding under the Production Tax Credit Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of March 31, 2026 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of March 31, 2026, there was $175.0 million outstanding under the Backlog Facility.
◦Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2026, there was $132.2 million outstanding under the “other” loans, with remaining contractual repayment dates in April 2026, July 2026 and December 2027. As of March 31, 2026, accounts receivable amounting to $80.2 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at March 31, 2026 amounting to $73.4 million represented collateral related to the “other” loans.

See Note 9 to our consolidated financial statements for a discussion of our film-related obligations.

Accounts Receivable Monetization and Governmental Incentives

Our accounts receivable monetization programs include individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers.

In addition, we utilize governmental incentives, programs and other structures from states and foreign countries (e.g., sales tax refunds, transferable or refundable tax credits, direct subsidies or cash rebates, calculated based on qualifying expenditures incurred in the particular jurisdiction in connection with the production) to fund our film and television productions and reduce financial risk.

See Note 20 to our consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.

Uses of Cash

Our principal uses of cash in operations include the funding of film and television productions, film and programming rights acquisitions, the distribution and marketing of films and television programs, and general and administrative expenses. We also use cash for debt service (i.e., principal and interest payments) requirements, equity method or other equity investments, quarterly cash dividends when declared, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of or investment in businesses.

In addition, the Company has a redeemable noncontrolling interest balance of $114.1 million as of March 31, 2026 related to 3 Arts Entertainment, A & A Management and other and $88.9 million included in “accrued expenses and other current liabilities” representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest, which may require the use of cash in the event the holders of the noncontrolling interests require us to repurchase their interests (see Note 12 to our consolidated financial statements).

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

In the short-term, we currently expect that our cash requirements for productions will be consistent, and our marketing spend will increase in fiscal 2027 as compared to fiscal 2026.

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

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt, including our IP Facilities and film related obligations. The following table presents our significant contractual and other obligations as of March 31, 2026 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2026 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$—	$—	$—
Senior Notes	389.9	—	389.9
eOne IP Credit Facility	371.3	37.1	334.2
LG IP Credit Facility	1,187.5	125.0	1,062.5
3 Arts Credit Facility	30.7	—	30.7
Film related obligations(2)	1,959.1	1,293.4	665.7
Content related payables(3)	38.7	38.0	0.7
Operating lease obligations	301.2	39.8	261.4
	4,278.4	1,533.3	2,745.1
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	330.0	143.4	186.6
Interest payments(5)	445.8	178.8	267.0
Other contractual obligations	378.9	72.8	306.1
	1,154.7	395.0	759.7
Total future repayment of debt and other commitments under contractual obligations (6)	$5,433.1	$1,928.3	$3,504.8
 _______________________
(1)See Note 8 to our consolidated financial statements for further information on our corporate debt.
(2)See Note 9 to our consolidated financial statements for further information on our film related obligations.
(3)Content related payables include minimum guarantees included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(4)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not meet the criteria for recognition.
(5)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at March 31, 2026, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $88.9 million included in accrued expenses and other current liabilities representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $114.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 12 to our consolidated financial statements).

For additional details of commitments and contingencies, see Note 18 to our consolidated financial statements.

Covenants. The Credit Agreement contains customary affirmative and negative covenants that, subject to certain significant exceptions, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or liens, make investments, engage in mergers, consolidations, asset sales or acquisitions, pay dividends or other restricted payments and enter into certain affiliate transactions. In addition, the Credit Agreement requires us to maintain a Liquidity Ratio (as defined in the Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2026, we were in compliance with all applicable covenants.

Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.

Capacity to Pay Dividends. At March 31, 2026, the capacity to pay dividends under the Credit Agreement and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $175.5 million and accumulated deficit of $3,732.9 million were deemed free of restrictions from paying dividends at March 31, 2026.

Discussion of Operating, Investing and Financing Cash Flows

Cash, cash equivalents and restricted cash increased by $126.9 million for the fiscal year ended March 31, 2026 and decreased by $74.8 million for the fiscal year ended March 31, 2025, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows used in operating activities attributable to continuing operations for the fiscal years ended March 31, 2026 and 2025 were as follows:

	Year Ended March 31,
	2026	2025	Net Change
	(Amounts in millions)
Net Cash Flows Used In Operating Activities - Continuing Operations	$(53.0)	$(102.2)	$49.2

Cash flows used in operating activities attributable to continuing operations for the fiscal years ended March 31, 2026 and March 31, 2025 were $53.0 million and $102.2 million, respectively. The decrease in cash used in operating activities is primarily due to lower cash flows used as a result of changes in operating assets and liabilities, which included decreases in cash used for other assets and increases in participations and residuals and accounts payable and accrued liabilities, partially offset by lower proceeds from accounts receivable and lower increases in deferred revenue. These decreases were offset by lower cash flows generated from operating activities before changes in operating assets and liabilities.

Investing Activities. Cash flows used in investing activities attributable to continuing operations for the fiscal years ended March 31, 2026 and 2025 were as follows:

	Year Ended March 31,
	2026	2025
	(Amounts in millions)
Acquisition of businesses, net of cash required	$(29.4)	$—
Net proceeds from purchase price adjustments for eOne acquisition	—	12.0
Proceeds from the sale of equity method investments	37.0	1.5
Investments in equity method investees and other	(2.0)	(2.0)
Asset acquisition (film library and related assets)	—	(35.0)
Capital expenditures	(13.4)	(13.5)
Repayment of loans receivable, net	0.6	1.6
Net Cash Flows Used In Investing Activities - Continuing Operations	$(7.2)	$(35.4)

Cash flows used in investing activities attributable to continuing operations for the fiscal years ended March 31, 2026 and March 31, 2025 were $7.2 million and $35.4 million, respectively. The decrease was primarily due to proceeds from the sale of our equity method investment in Spyglass, partially offset by cash used for the acquisition of A&A in the current period, as compared to the cash used for the acquisition of a film library and related assets, partially offset by proceeds from the settlement of certain working capital items pursuant to the Purchase Agreement for eOne in the prior year period.

Financing Activities. Cash flows provided by financing activities attributable to continuing operations for the fiscal years ended March 31, 2026 and 2025 were as follows:

	Year Ended March 31,
	2026	2025
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$2,950.1	$4,235.0
Debt - repurchases and repayments	(3,001.0)	(4,443.3)
Net repayments of debt	(50.9)	(208.3)

Film related obligations - borrowings	2,509.7	1,985.8
Film related obligations - repayments	(2,564.2)	(1,959.5)
Net borrowings from (repayments) of film related obligations	(54.5)	26.3

Cash settlement in connection with Starz Separation refinancing	262.8	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp.	(3.5)	281.7
Purchase of noncontrolling interest	—	(7.4)
Distributions to noncontrolling interests	(7.2)	(10.3)
Exercise of stock options	0.4	0.7
Tax withholding required on equity awards	(14.0)	(29.1)
Net Cash Flows Provided By Financing Activities	$133.1	$53.6

Cash flows provided by financing activities attributable to continuing operations for the fiscal years ended March 31, 2026 and March 31, 2025 were $133.1 million and $53.6 million, respectively.

Cash flows provided by financing activities attributable to continuing operations for the fiscal year ended March 31, 2026 primarily reflect a net cash settlement received in connection with the Starz Separation refinancing of $262.8 million, partially offset by total net repayments of $105.4 million related to debt and film obligations and $14.0 million related to tax withholdings required on equity awards.

Cash flows provided by financing activities attributable to continuing operations for the fiscal year ended March 31, 2025 primarily reflect the net proceeds from the sale of a noncontrolling interest in Legacy Lionsgate Studios of $281.7 million, offset by total net repayments of $182.0 million related to debt and film obligations and $29.1 million related to tax withholdings required on equity awards.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 13 to our consolidated financial statements, remaining performance obligations were $1.8 billion at March 31, 2026 (March 31, 2025 - $1.5 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.3 billion at March 31, 2026 (March 31, 2025 - $1.1 billion).

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

Interest Rate Risk. At March 31, 2026, we had interest rate swap agreements to fix the interest rate on $874.9 million of variable rate SOFR-based debt. See Note 19 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

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

The applicable margin with respect to borrowings under the revolving credit facility is at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. Advances under the eOne IP Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $800.0 million based on the applicable SOFR in effect as of March 31, 2026, each quarter point change in interest rates would result in a $3.8 million change in annual net interest expense on the revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility and the 3 Arts Credit Facility and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Backlog Facility and others) incur primarily SOFR-based interest, with applicable margins ranging from 1.00% to 4.50% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $4.9 million in additional annual interest costs (based on the outstanding principal amount of such loans).

As of March 31, 2026, our Senior Notes had an outstanding carrying value of $383.1 million, and an estimated fair value of $359.6 million. A 1.0% increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $12.2 million, and a 1.0% decrease in the level of interest rates would increase the fair value of the Senior Notes by approximately $12.8 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2026:

		Year Ended March 31,					Fair Value
	2027	2028	2029	2030	2031	Total	March 31, 2026
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—%	—%	—%	—%	—%
eOne IP Credit Facility(1)	$37.1	$37.1	$37.1	$260.0	$—	$371.3	371.3
Average Interest Rate	5.91%	5.91%	5.91%	5.91%	—%
LG IP Credit Facility(1)	$125.0	$125.0	$125.0	$812.5	$—	$1,187.5	$1,187.5
Average Interest Rate	5.91%	5.91%	5.91%	5.91%	—%
3 Arts Credit Facility(1)	$—	$—	$—	$30.7	$—	$30.7	$30.7
Average Interest Rate	—%	—%	—%	6.16%	—%
Film related obligations(2)	$1,293.4	$635.0	$—	$30.7	$—	$1,959.1	$1,959.1
Average Interest Rate	5.40%	5.31%	—%	4.91%	—%
Fixed Rates:
Senior Notes	$—	$—	$—	$—	$389.9	$389.9	$359.6
Interest Rate	—%	—%	—%	—%	6.00%
Interest Rate Swaps(3)
Variable to fixed notional amount	$698.8	$176.1	$—	$—	$—	$874.9	$(1.6)
 ______________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, Backlog Facility and other), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 9 to our consolidated financial statements for further information).
(3)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 3.45% to 4.10% with maturities from August 2026 to June 2027. See Note 19 to our consolidated financial statements.

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

As of March 31, 2026, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2026.

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

•provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this assessment, our management has concluded that, as of March 31, 2026, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included below.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lionsgate Studios Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Lionsgate Studios Corp.’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lionsgate Studios Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 27, 2026 expressed an unqualified opinion thereon.

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
May 27, 2026

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of this report:
(1)Financial Statements
The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-70.
(2)Financial Statement Schedules
Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(3)and (b) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.
Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.1 to the Registration Statement).	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.2 to the Registration Statement).	8-K	2.2	May 7, 2025
3.1	Articles of Lionsgate Studios Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Lionsgate Studios Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of May 8, 2024, among Lions Gate Capital Holdings 1, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of May 13, 2024.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of September 25, 2024.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of December 31, 2024.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of May 8, 2024.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of February 3, 2025.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of April 23, 2025.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of May 6, 2025.	10-K	4.1.8	May 30, 2025
4.1.9	Supplemental Indenture No. 9, dated as of September 23, 2025.	10-Q	4.1.9	November 11, 2025
4.1.10	Supplemental Indenture No. 10, dated as of December 18, 2025.	10-Q	4.1.10	February 5, 2026
4.2x	Description of Capital Stock
10.1	Separation Agreement, dated as of May 6, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	10.1	May 7, 2025
10.2	Transition Services Agreement, dated as of May 6, 2025, by and between Starz Entertainment, LLC and Lions Gate Entertainment, Inc.	8-K	10.2	May 7, 2025

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.3	Employee Matters Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., Lionsgate Studios Corp., LG Sirius Holdings ULC and Lions Gate Entertainment Corp.	8-K	10.3	May 7, 2025
10.4	Tax Matters Agreement by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp. (incorporated by reference to Exhibit 10.1 to the Registration Statement).	8-K	10.4	May 7, 2025
10.5	Amendment to Tax Matters Agreement, dated as of May 6, 2025, by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp.	8-K	10.5	May 7, 2025
10.6	Form of Sponsor Option Agreement by and among Screaming Eagle Acquisition Corp, Eagle Equity Partners V, LLC and SEAC II Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement).	8-K	10.6	May 7, 2025
10.7	Amendment to Sponsor Option Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp. and Eagle Equity Partners V, LLC.	8-K	10.7	May 7, 2025
10.8	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	10-K	10.8	May 30, 2025
10.9	Voting Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., Liberty Global Ventures Limited, MHR Fund Management, LLC, Liberty Global LTD., and Mammoth Funds (as defined therein).	8-K	10.8	May 7, 2025
10.10	Registration Rights Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp. and the MHR Group (as defined therein).	8-K	10.1	May 7, 2025
10.11	Registration Rights Agreement, dated as of May 6, 2025, by and between Lionsgate Studios Holding Corp. and Liberty Global Ventures Limited.	8-K	10.9	May 7, 2025
10.12	Investor Rights Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., MHR Fund Management, LLC, Liberty Global Ventures Limited, Liberty Global LTD. and Mammoth Funds (as defined therein).	8-K	10.11	May 7, 2025
10.13	Credit and Guarantee Agreement, dated as of May 6, 2025, among Lions Gate Television Inc., as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.12	May 7, 2025
10.13.1	Amendment No. 1 to the Credit and Guarantee Agreement dated as of November 26, 2025 among Lions Gate Television Inc., as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.13.1	February 5, 2026
10.14*	Employment Agreement between Jon Feltheimer and Lions Gate Entertainment Corp., dated as of August 8, 2024 (incorporated by reference to Exhibit 10.9 to the Registration Statement).	8-K	10.13	May 7, 2025
10.14.1*	First Amendment to Employment Agreement, dated April 13, 2026, between Lionsgate Studios Corp. and Jon Feltheimer	8-K	10.1	April 15, 2026
10.15*	Employment Agreement between James W. Barge and Lions Gate Entertainment Corp., dated as of March 21, 2024 (incorporated by reference to Exhibit 10.11 to the Registration Statement).	8-K	10.14	May 7, 2025
10.16*	Employment Agreement between Brian Goldsmith and Lions Gate Entertainment Corp., dated as of October 1, 2022 (incorporated by reference to Exhibit 10.12 to the Registration Statement).	8-K	10.15	May 7, 2025
10.17*	Employment Agreement between Bruce Tobey and Lions Gate Entertainment Corp., dated as of March 27, 2023 (incorporated by reference to Exhibit 10.13 to the Registration Statement).	8-K	10.16	May 7, 2025
10.17.1*	Amendment to Employment Agreement, dated as of April 9, 2025, between Lions Gate Entertainment Corp. and Bruce Tobey	8-K	10.1	April 9, 2026
10.18x*	Employment Agreement between Michael Burns and Lionsgate Studios Corp., dated as of May 6, 2025.
10.19*	Lionsgate Studios Corp. 2025 Performance Incentive Plan.	8-K	10.19	May 7, 2025

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.19.1x*	Form of Time-Based Restricted Share Unit Award Agreement
10.19.2x*	Form of Performance-Based Restricted Share Unit Award Agreement
10.19.3x*	Form of Nonqualified Stock Option Agreement
10.20*	Lions Gate Entertainment Inc. Deferred Compensation Plan.	8-K	10.2	May 7, 2025
10.21	Credit, Security and Pledge Agreement dated as of September 30, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger.	8-K	10.21	May 7, 2025
10.22	Amended and Restated Credit, Security and Pledge Agreement dated as of November 5, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger. East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger.	8-K	10.22	May 7, 2025
10.23	Amendment No. 1 to the Amended and Restated Credit, Security and Pledge Agreement dated as of December 9, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger.	8-K	10.23	May 7, 2025
10.24
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
10.25
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
		8-K	10.1	October 1, 2025
10.26
Amendment No. 4 to the Amended and Restated Credit, Security and Pledge Agreement dated as of September 26, 2025 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, National Association, as administrative agent and co-lead arranger, East West Bank, as reserve deposit agent, Fifth Third Bank, National Association, Western Alliance Bank, Wells Fargo Bank, N.A., Flagstar Bank, N.A., Texas Capital Bank and Truist Securities, Inc., as joint lead arrangers, City National Bank, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust), Huntington Bank, First Horizon Bank, Axos Bank, Bank of Hope and First-Citizens Bank & Trust Company as co-documentation agents, and Sunflower Bank, N.A., Bank of America, N.A., Regions Bank and Preferred Bank, as co-managers.
		8-K	10.2	October 1, 2025

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.27x
Amendment No. 5 and Consent to the Amended and Restated Credit, Security and Pledge Agreement dated as of March 26, 2026 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, National Association, as administrative agent and co-lead arranger, East West Bank, as reserve deposit agent, Fifth Third Bank, National Association, Western Alliance Bank, Wells Fargo Bank, N.A., Flagstar Bank, N.A., Texas Capital Bank and Truist Securities, Inc. as joint lead arrangers, City National Bank, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust), Huntington National Bank, First Horizon Bank, Axos Bank, Bank of Hope and First-Citizens Bank & Trust Company as co-documentation agents, and Sunflower Bank, N.A., Bank of America, N.A., Regions Bank and Preferred Bank, as co-managers.

10.28	Governance, Standstill and Voting Agreement dated as of January 26, 2026 by and among (A) Liberty 77 Capital L.P., a Delaware limited partnership, Liberty 77 Fund L.P., a Cayman Islands exempted limited partnership and Liberty 77 Fund International L.P., a Cayman Islands exempted limited partnership, (B) MHR Fund Management LLC, a Delaware limited liability company and the affiliated funds, and (C) Lionsgate Studios Corp., a British Columbia corporation.	8-K	10.1	January 26, 2026
10.29x*	Director Compensation Policy
19.1x	Insider Trading Policy
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97x	Policy Regarding the Recoupment of Certain Compensation Payments
101x	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
xx	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing
ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 27, 2026.

LIONSGATE STUDIOS CORP.
By:	/s/ JAMES W. BARGE
Name: James W. Barge
Title: Chief Financial Officer
DATE: May 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Bruce Tobey and James W. Barge, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2026
James W. Barge

/s/ GORDON CRAWFORD	Director	May 27, 2026
Gordon Crawford

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 27, 2026
Jon Feltheimer

/s/ EMILY FINE	Director	May 27, 2026
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 27, 2026
Michael T. Fries

/s/ JOHN D. HARKEY, JR.	Director	May 27, 2026
John D. Harkey, Jr.

/s/ SUSAN MCCAW	Director	May 27, 2026
Susan McCaw

/s/ YVETTE OSTOLAZA	Director	May 27, 2026
Yvette Ostolaza

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 27, 2026
Mark H. Rachesky, M.D.

/s/ STEVEN MNUCHIN	Director	May 27, 2026
Steven Mnuchin

/s/ RICHARD ROSENBLATT	Director	May 27, 2026
Richard Rosenblatt

/s/ HARRY SLOAN	Director	May 27, 2026
Harry Sloan

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lionsgate Studios Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lionsgate Studios Corp. (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pre-release Film Impairments
Description of the Matter	As disclosed in Note 1 to the consolidated financial statements, Investment in Films and Television Programs is stated at the lower of unamortized cost or estimated fair value. As disclosed in Note 4 to the consolidated financial statements, total impairment charges recorded on investment in films and television programs related to theatrical films were $0.8 million for the year ended March 31, 2026, and the unamortized balance related to completed and not released and in progress theatrical films was $685.7 million at March 31, 2026.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Los Angeles, California
May 27, 2026

LIONSGATE STUDIOS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$341.5	$212.5
Accounts receivable, net	784.8	585.6
Other current assets	362.4	362.1
Assets of discontinued operations - current	—	75.8
Total current assets	1,488.7	1,236.0
Investment in films and television programs, net	2,128.4	1,994.2
Property and equipment, net	34.9	34.1
Investments	41.1	77.8
Intangible assets, net	25.8	20.8
Goodwill	846.8	808.5
Other noncurrent assets	761.4	827.1
Assets of discontinued operations - noncurrent	—	1,823.6
Total assets	$5,327.1	$6,822.1
LIABILITIES
Total current liabilities:
Accounts payable	$213.4	$256.5
Content related payables - current	38.0	35.2
Accrued expenses and other current liabilities	354.0	228.8
Participations and residuals	615.6	642.5
Film related obligations - current	1,293.4	1,617.8
Debt - current	162.1	134.0
Deferred revenue - current	370.4	201.7
Liabilities of discontinued operations - current	—	350.8
Total current liabilities	3,046.9	3,467.3
Debt - noncurrent	1,778.1	1,838.9
Participations and residuals	485.2	409.3
Film related obligations - noncurrent	656.5	365.1
Other noncurrent liabilities	308.1	417.3
Deferred revenue - noncurrent	87.6	169.1
Deferred tax liabilities	14.1	12.9
Liabilities of discontinued operations - noncurrent	—	401.2
Total liabilities	6,376.5	7,081.1

Commitments and contingencies (Note 18)

Redeemable noncontrolling interest	114.1	93.7

EQUITY (DEFICIT)

Common shares, no par value, unlimited shares authorized, 290.4 shares issued (March 31, 2025 - nil)	2,496.6	—
Old Lionsgate Class A voting common shares, no par value (March 31, 2025 - 83.7 shares issued)	—	674.7
Old Lionsgate Class B non-voting common shares, no par value (March 31, 2025 - 156.8 shares issued)	—	2,522.1
Accumulated deficit	(3,732.9)	(3,534.1)
Accumulated other comprehensive income	43.4	72.6
Total Lionsgate Studios Corp. shareholders’ equity (deficit)	(1,192.9)	(264.7)
Noncontrolling interests	29.4	(88.0)
Total equity (deficit)	(1,163.5)	(352.7)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,327.1	$6,822.1
See accompanying notes.

LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)

	Year Ended March 31,
	2026	2025	2024

Revenues	$2,631.8	$2,584.7	$2,450.2
Expenses:
Direct operating	1,584.4	1,740.3	1,469.0
Distribution and marketing	483.8	398.6	465.2
General and administration	398.0	357.8	384.8
Depreciation and amortization	17.6	17.8	15.6
Restructuring and other	50.9	88.3	130.1
Total expenses	2,534.7	2,602.8	2,464.7
Operating income (loss)	97.1	(18.1)	(14.5)
Interest expense	(259.7)	(261.7)	(246.6)
Interest and other income	17.9	15.0	18.5
Other loss, net	(19.6)	(11.9)	(19.3)
Gain (loss) on extinguishment of debt	(2.2)	(4.9)	10.2
Gain on investments, net	10.5	—	3.5
Equity interests income (loss)	(3.3)	4.3	8.7
Loss from continuing operations before income taxes	(159.3)	(277.3)	(239.5)
Income tax provision	(16.2)	(17.2)	(21.7)
Net loss from continuing operations, net of income taxes	(175.5)	(294.5)	(261.2)
Net loss from discontinued operations, net of income taxes	(16.5)	(79.1)	(855.1)
Net loss	(192.0)	(373.6)	(1,116.3)
Net (income) loss attributable to noncontrolling interests	(6.3)	11.6	13.4
Net loss attributable to Lionsgate Studios Corp. shareholders	$(198.3)	$(362.0)	$(1,102.9)

Amounts attributable to Lionsgate Studios Corp. shareholders:
Net loss from continuing operations	$(181.8)	$(282.9)	$(247.8)
Net loss from discontinued operations, net of tax	(16.5)	(79.1)	(855.1)
Net loss attributable to Lionsgate Studios Corp. shareholders	$(198.3)	$(362.0)	$(1,102.9)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share - continuing operations	$(0.64)	$(1.12)	$(1.07)
Basic net loss per common share - discontinued operations	$(0.06)	$(0.31)	$(3.51)
Basic net loss per common share	$(0.70)	$(1.43)	$(4.58)

Diluted net loss per common share - continuing operations	$(0.64)	$(1.12)	$(1.07)
Diluted net loss per common share - discontinued operations	$(0.06)	$(0.31)	$(3.51)
Diluted net loss per common share	$(0.70)	$(1.43)	$(4.58)

Weighted average number of common shares outstanding:
Basic	285.4	248.9	243.6
Diluted	285.4	248.9	243.6
See accompanying notes.

LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in millions)

	Year Ended March 31,
	2026	2025	2024

Net loss from continuing operations, net of tax	$(175.5)	$(294.5)	$(261.2)
Foreign currency translation adjustments, net of tax	12.1	(6.7)	(1.1)
Net unrealized loss on cash flow hedges, net of tax	(29.9)	(28.9)	(3.8)
Comprehensive loss from continuing operations	(193.3)	(330.1)	(266.1)
Net loss from discontinued operations, net of tax	(16.5)	(79.1)	(855.1)
Comprehensive loss	(209.8)	(409.2)	(1,121.2)
Net (income) loss attributable to noncontrolling interests	(6.3)	11.6	13.4
Comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(216.1)	$(397.6)	$(1,107.8)
See accompanying notes.

LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Amounts in millions)

	Lionsgate Common Shares		Old Lionsgate Class A Voting Common Shares		Old Lionsgate Class B Non-Voting Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Number	Amount	Number	Amount	Number	Amount
Balance as of March 31, 2023	—	$—	83.5	$672.3	145.9	$2,430.9	$(2,439.6)	$120.9	$784.5	$1.5	$786.0
Exercise of stock options	—	—	—	—	—	0.5	—	—	0.5	—	0.5
Share-based compensation, net of share cancellations for taxes	—	—	—	0.8	5.8	42.5	—	—	43.3	—	43.3
Issuance of common shares related to acquisitions and other	—	—	0.1	0.5	—	0.5	—	—	1.0	—	1.0
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Net loss	—	—	—	—	—	—	(1,102.9)	—	(1,102.9)	1.5	(1,101.4)
Other comprehensive loss	—	—	—	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(34.2)	—	(34.2)	—	(34.2)
Balance as of March 31, 2024	—	$—	83.6	$673.6	151.7	$2,474.4	$(3,576.7)	$116.0	$(312.7)	$2.2	$(310.5)
Exercise of stock options	—	—	—	—	0.1	0.7	—	—	0.7	—	0.7
Share-based compensation, net of share cancellations for taxes	—	—	—	0.9	5.0	46.8	—	—	47.7	—	47.7
Issuance of common shares	—	—	0.1	0.2	—	0.2	—	—	0.4	—	0.4
Sale of noncontrolling interest in Legacy Lionsgate Studios (see Note 3)	—	—	—	—	—	—	389.7	(11.3)	378.4	(100.2)	278.2
Noncontrolling interests (see Note 3)	—	—	—	—	—	—	—	—	—	33.6	33.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10.2)	(10.2)
Net loss	—	—	—	—	—	—	(362.0)	—	(362.0)	(9.9)	(371.9)
Other comprehensive loss	—	—	—	—	—	—	—	(32.1)	(32.1)	(3.5)	(35.6)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	14.9	—	14.9	—	14.9
Balance as of March 31, 2025	—	$—	83.7	$674.7	156.8	$2,522.1	$(3,534.1)	$72.6	$(264.7)	$(88.0)	$(352.7)
Share-based compensation prior to Starz separation, net of share cancellations for taxes	—	—	—	0.1	0.1	6.8	—	—	6.9	—	6.9
Issuance of common shares related to acquisitions and other, prior to Starz separation	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	250.8	2,562.1	(83.7)	(675.0)	(156.9)	(2,529.1)	—	(19.2)	(661.2)	—	(661.2)
Issuance of Lionsgate common shares for LG Studios Flip and acquisition of noncontrolling interest in Lionsgate Studios	34.9	(124.6)	—	—	—	—	—	7.8	(116.8)	116.8	—
Exercise of stock options, post Starz separation	0.1	0.4	—	—	—	—	—	—	0.4	—	0.4
Share-based compensation post Starz separation, net of share cancellations for taxes	4.5	58.3	—	—	—	—	—	—	58.3	—	58.3
Issuance of common shares related to acquisitions and other, post Starz separation	0.1	0.4	—	—	—	—	—	—	0.4	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5.3)	(5.3)
Net income (loss)	—	—	—	—	—	—	(198.3)	—	(198.3)	5.9	(192.4)
Other comprehensive loss	—	—	—	—	—	—	—	(17.8)	(17.8)	—	(17.8)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Balance as of March 31, 2026	290.4	$2,496.6	—	$—	—	$—	$(3,732.9)	$43.4	$(1,192.9)	$29.4	$(1,163.5)

(a) Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 12).
See accompanying notes.

LIONSGATE STUDIOS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended March 31,
	2026	2025	2024
Operating Activities:
Net loss	$(192.0)	$(373.6)	$(1,116.3)
Less: Net loss from discontinued operations, net of tax	(16.5)	(79.1)	(855.1)
Net loss from continuing operations, net of tax	(175.5)	(294.5)	(261.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17.6	17.8	15.6
Amortization of films and television programs	1,022.6	1,172.7	929.8
Amortization of debt financing costs and other non-cash interest	7.8	25.4	26.8
Non-cash share-based compensation	78.0	57.0	70.2
Other non-cash items	58.5	38.8	49.2
Non-cash charge from modification of an equity award	—	—	49.2
Content and other impairments	17.1	34.8	12.8
(Gain) loss on extinguishment of debt	2.2	4.9	(10.2)
Equity interests (income) loss	3.3	(4.3)	(8.7)
Gain on investments, net	(10.5)	—	(3.5)
Deferred income taxes	2.9	(0.4)	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	28.7	182.8	96.3
Investment in films and television programs, net	(1,183.8)	(1,196.6)	(697.5)
Other assets	56.7	(65.6)	5.5
Accounts payable and accrued liabilities	(72.5)	(115.4)	(36.7)
Participations and residuals	46.6	(34.5)	26.8
Content related payables	(3.0)	(12.6)	(24.6)
Deferred revenue	50.3	87.5	(6.3)
Net Cash Flows Provided By (Used In) Operating Activities - Continuing Operations	(53.0)	(102.2)	234.1
Net Cash Flows Provided By (Used In) Operating Activities - Discontinued Operations	77.8	(63.8)	162.7
Net Cash Flows Provided By (Used In) Operating Activities	24.8	(166.0)	396.8
Investing Activities:
Acquisition of businesses, net of cash acquired	(29.4)	—	(331.1)
Net proceeds from purchase price adjustments for eOne acquisition	—	12.0	—
Proceeds from the sale of equity method and other investments	37.0	1.5	5.2
Investments in equity method investees and other	(2.0)	(2.0)	(12.5)
Asset acquisition (film library and related assets)	—	(35.0)	—
Repayment (increase) of loans receivable, net	0.6	1.6	(3.7)
Capital expenditures	(13.4)	(13.5)	(9.9)
Net Cash Flows Used In Investing Activities - Continuing Operations	(7.2)	(35.4)	(352.0)
Net Cash Flows Used In Investing Activities - Discontinued Operations	(1.5)	(17.6)	(24.8)
Net Cash Flows Used in Investing Activities	(8.7)	(53.0)	(376.8)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	2,950.1	4,235.0	3,145.0
Debt - repurchases and repayments	(3,001.0)	(4,443.3)	(2,672.8)
Film related obligations - borrowings	2,509.7	1,985.8	1,820.9
Film related obligations - repayments	(2,564.2)	(1,959.5)	(1,942.9)
Cash settlement in connection with Starz Separation refinancing (see Note 8)	262.8	—	—
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp. (see Note 3)	(3.5)	281.7	—
Purchase of noncontrolling interest	—	(7.4)	(194.6)
Distributions to noncontrolling interest	(7.2)	(10.3)	(1.7)
Exercise of stock options	0.4	0.7	0.5
Tax withholding required on equity awards	(14.0)	(29.1)	(32.0)
Net Cash Flows Provided By Financing Activities - Continuing Operations	133.1	53.6	122.4
Net Cash Flows Provided By (Used In) Financing Activities - Discontinued Operations	(22.3)	90.6	(82.8)
Net Cash Flows Provided By Financing Activities	110.8	144.2	39.6
Net Change In Cash, Cash Equivalents and Restricted Cash	126.9	(74.8)	59.6
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	1.3	(5.0)	(1.2)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	291.6	371.4	313.0
Cash, Cash Equivalents and Restricted Cash - End Of Period	$419.8	$291.6	$371.4
See accompanying notes.

LIONSGATE STUDIOS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Description of Business

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

Notwithstanding the legal form of the Starz Separation, for accounting and financial reporting purposes, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), due to the relative significance of the Studio Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with the Company following the completion of the Starz Separation, Old Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to the Company, and the pro rata distribution of the Starz Business has been recorded through equity with no gain or loss recorded. Accordingly, the assets and liabilities of the Starz Business were separately reported as assets and liabilities from discontinued operations as of March 31, 2025. The results of operations and cash flows of the Starz Business for the years ended March 31, 2026, 2025 and 2024 are separately reported as discontinued operations. See Note 2 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the completion of the Starz Separation and related transactions, pre-transaction Old Lionsgate shareholders holding Class A voting shares (“Old Lionsgate Class A Shares”) received one and twelve one-hundredths (1.12) Lionsgate new common shares (“Lionsgate Common Shares”) and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares (“Starz Common Shares”) per Class A voting share held and pre-transaction Old Lionsgate shareholders holding Class B non-voting shares (“Old Lionsgate Class B Shares”) received one Lionsgate Common Share and one Starz Common Share per Class B non-voting share held. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios common share (“Legacy Lionsgate Studios Common Shares”), they held, a number of Lionsgate Common Shares equal to the product of the LG Studios Consideration Shares (as defined below) divided by the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation and held by Legacy Lionsgate Studios shareholders other than Old Lionsgate (such shares, the “LG Studios Flip Shares” and such ratio, the “LG Studios Reorganization Ratio”). The LG Studios Consideration Shares equals the aggregate number of Legacy Lionsgate Studios Common Shares obtained when the LG Studios Flip Percentage (as defined below) is multiplied by the quotient of (a) the aggregate number of Lionsgate Common Shares issued to Lionsgate shareholders divided by (b) 1 minus the LG Studios Flip Percentage. The LG Studios Flip Percentage equals the quotient, expressed as a percentage, of (1) the LG Studios Flip Shares divided by (2) the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation. Such transactions by Legacy Lionsgate Studios shareholders are collectively referred to as the “LG Studios Flip.”

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

Basis of Presentation

Generally Accepted Accounting Principles

The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated.

All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current period presentation.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•Fixed Fee or Minimum Guarantees: The Company’s fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

•Sales or Usage-Based Royalties: Sales or usage-based royalties represent amounts due to the Company based on the “sale” or “usage” of the Company’s content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and satisfied (or partially satisfied). Generally, when the Company licenses completed content with standalone functionality (such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements are generally not reported to the Company until after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.

Revenues by Market or Product Line. The following describes the revenues generated by market or product line. Theatrical revenues are included in the Motion Picture segment; home entertainment, television, international and other revenues are applicable to both the Motion Picture and Television Production segments.

•Theatrical: Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by the Company directly in the United States and through a sub-distributor in Canada). Revenue from the theatrical release of feature films is treated as sales or usage- based royalties, are recognized as revenue starting at the exhibition date and are based on the Company’s participation in box office receipts of the theatrical exhibitor. Theatrical revenues also include revenues from certain licenses to direct-to-platform customers where the initial license of a motion picture is to a direct-to-platform customer.

•Home Entertainment: Home entertainment consists of Digital Media and Packaged Media.

◦Digital Media. Digital media includes digital transaction revenue sharing arrangements (pay-per-view and video-on-demand platforms, electronic sell through (“EST”), and digital rental) and licenses of content to digital platforms for a fixed fee.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

◦Digital Transaction Revenue Sharing Arrangements: Primarily represents revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, the Company shares in the rental or sales revenues generated by the platform on a title-by-title basis. These digital media platforms generate revenue from rental and EST arrangements, such as download-to-own, download-to-rent, and video-on-demand. These revenue sharing arrangements are recognized as sales or usage-based royalties based on the performance of these platforms and pursuant to the terms of the contract, as discussed above.
◦Licenses of Content to Digital Platforms: Primarily represents the licensing of content to subscription-video-on-demand (“SVOD”) or other digital platforms for a fixed fee. As discussed above, revenues are recognized when the content has been delivered and the window for the exploitation right in that territory has begun.

◦Packaged Media. Packaged media revenues represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as “Packaged Media”) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).
•Television: Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform or the traditional pay window for a motion picture is licensed to an SVOD platform. Television revenues include fixed fee arrangements as well as arrangements in which the Company earns advertising revenue from the exploitation of certain content on television networks. Revenues associated with a title, right, or window from television licensing arrangements are recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.

•International: International revenues are derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles in the United Kingdom; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues are also generated from sales or usage-based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

•Other: Other revenues are derived from the licensing of the Company’s film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions and executive producer fees earned related to talent management.

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

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prints, Advertising and Marketing Expenses

The costs of prints, advertising and marketing expenses are expensed as incurred. Advertising expenses for the year ended March 31, 2026 were $360.7 million (2025 - $296.3 million, 2024 - $347.8 million) which were recorded as distribution and marketing expenses in the accompanying consolidated statements of operations.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. The Company estimates forfeitures for share-based awards that are not expected to vest. See Note 14 for further discussion of the Company’s share-based compensation.

Income Tax Provision

Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes and recognition and measurement of deferred tax assets are based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset, on a jurisdiction-by-jurisdiction basis, will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty and judgment is required in assessing and estimating the tax consequences of these transactions. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more-likely-than-not of being sustained upon examination, based on their technical merits. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. As a result of the Starz Separation, weighted average common shares outstanding, basic and dilutive, for all periods prior to the Starz Separation, reflect pre-transaction Old Lionsgate Class A Shares multiplied by one and twelve one-hundredths (1.12) and pre-transaction Old Lionsgate Class B Shares. The LG Studios Flip is reflected as of close of the Starz Separation, May 6, 2025. Basic and diluted net loss per share for the years ended March 31, 2026, 2025 and 2024 is presented below:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss from continuing operations	$(181.8)	$(282.9)	$(247.8)
Less: recovery (accretion) of redeemable noncontrolling interest	(0.6)	5.0	(11.9)
Net loss from continuing operations after recovery (accretion) of redeemable noncontrolling interest	(182.4)	(277.9)	(259.7)
Net loss from discontinued operations	(16.5)	(79.1)	(855.1)
Net loss attributable to Lionsgate Studios Corp. shareholders after recovery (accretion) of redeemable noncontrolling interest	$(198.9)	$(357.0)	$(1,114.8)
Denominator:
Weighted average common shares outstanding	285.4	248.9	243.6

Basic and diluted net loss per common share - continuing operations	$(0.64)	$(1.12)	$(1.07)
Basic and diluted net loss per common share - discontinued operations	(0.06)	(0.31)	(3.51)
Basic and diluted net loss per common share	$(0.70)	$(1.43)	$(4.58)

As a result of the net loss in the fiscal years ended March 31, 2026, 2025 and 2024, the dilutive effect of the share purchase options, restricted share units (“RSUs”) and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the fiscal years ended March 31, 2026, 2025 and 2024 totaled 4.0 million, 2.7 million and 2.9 million, respectively.

Additionally, for the years ended March 31, 2026, 2025 and 2024, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	15.4	16.8	17.1
Restricted share units	1.0	3.0	1.9
Other issuable shares	3.9	4.2	4.2
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	20.3	24.0	23.2

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits at financial institutions and investments in money market mutual funds.

Restricted Cash

As of March 31, 2026, the Company had restricted cash of $78.3 million, primarily representing amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations (March 31, 2025 - $67.9 million). Restricted cash is included within “other current assets” and “other noncurrent assets” on the consolidated balance sheets (see Note 20).

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable

Payment terms vary by location and type of customer and the nature of the licensing arrangement. However, other than certain multi-year license arrangements, payments are generally due within 60 days after revenue is recognized. For certain multi-year licensing arrangements primarily in the television, digital media, and international markets, payments may be due over a longer period. When the Company expects the period between fulfillment of its performance obligation and the receipt of payment to be greater than a year, a significant financing component may be present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component is recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, the Company expects the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

Transfers of Financial Assets

The Company enters into arrangements to sell certain financial assets (i.e., monetize its trade accounts receivables). For a transfer of financial assets to be considered a sale, the asset must be legally isolated from the Company and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. When the true sales criteria are met, the Company derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements with third party purchasers are reflected as cash provided by operating activities in the consolidated statements of cash flows. If the sales criteria are not met, the transfer is considered a secured borrowing and the financial asset remains on the consolidated balance sheets with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the consolidated statements of cash flows. See Note 20 for discussion of the Company’s accounts receivable monetization.

Investment in Films and Television Programs

General. Investment in films and television programs includes the unamortized costs of films and television programs, which are monetized individually (i.e., through domestic theatrical, home entertainment, television, international or other ancillary-market distribution).

Ultimate Revenue. For motion pictures, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. The most sensitive factor affecting the Company’s estimate of ultimate revenues for a film intended for theatrical release is the film's theatrical performance, as subsequent revenues from the licensing and sale in other markets have historically been highly correlated to its theatrical performance. After a film is released, the Company’s estimates of revenue from succeeding markets are revised based on historical relationships and an analysis of current market trends.

For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. The most sensitive factors affecting the Company’s estimate of ultimate revenues for a television series is whether the series will be ordered for a subsequent season and estimates of revenue in secondary markets other than the initial license fee, which may depend on a number of factors, including, among others, the ratings or viewership the program achieves on the customers’ platforms. The initial estimate of ultimate revenue may include estimates of revenues outside of the initial license window (i.e., international, home entertainment and other distribution platforms) and are based on historical experience for similar programs (genre, duration, etc.) and the estimated number of seasons of the series. Ultimate revenue beyond the initial license fee is generally higher for programs that have been or are expected to be ordered for multiple seasons. The Company regularly monitors the performance of each season, and evaluates whether impairment indicators are present (i.e., low viewership, cancellations or the series is not reordered), and will revise its estimates as needed and perform an impairment assessment if impairment indicators are present.

For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of the Company’s business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. See Impairment Assessment below.

Capitalized Costs. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2026, 2025 and 2024, total capitalized interest was $10.0 million, $37.9 million and $21.0 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

Amortization. Film cost amortization, as well as participations and residuals expense, is based on management’s estimate of ultimate revenues. The amount of capitalized film and production costs amortized and the amount of participations and residual costs to be recognized as expense in the period are determined using the individual-film-forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the current period’s revenue recognized to management’s estimated remaining ultimate revenues. An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in the Company’s consolidated statements of operations. See further discussion under Impairment Assessment below.

Impairment Assessment. An individual film or television program is evaluated for impairment when events or changes in circumstances indicate that the fair value of an individual film or television program is less than its unamortized cost. Pre-release impairment assessments require significant judgment, including estimated box office performance and downstream licensing revenues. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.

Estimate of Fair Value. The fair value is determined based on a discounted cash flow (“DCF”) analysis of the cash flows directly attributable to the title. For motion pictures intended for theatrical release, the DCF analysis used in the impairment evaluation prior to theatrical release is subjective and the key inputs include estimates of future anticipated revenues and estimates of box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews. For television programs, the DCF analysis used in the impairment evaluation includes key inputs such as estimates of future anticipated revenue, as discussed above. See further discussion of Valuation Assumptions below.

Valuation Assumptions. The DCF analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 11 to the consolidated financial statements). The discount rate utilized in the DCF analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Property and Equipment, net

Property and equipment is carried at cost less accumulated depreciation. Depreciation is accounted for on a straight line basis over the following useful lives:

Computer equipment and software	3 — 5 years
Furniture and equipment	3 — 5 years
Leasehold improvements	Lease term or the useful life, whichever is shorter
Land	Not depreciated

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Investments

Investments include investments accounted for under the equity method of accounting and equity investments with and without readily determinable fair value.

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

Under the equity method of accounting, the Company’s share of the investee’s earnings (losses) is included in the “equity interests income (loss)” line item in the consolidated statements of operations. The Company records its share of the net income or loss of most equity method investments on a one quarter lag and, accordingly, during the years ended March 31, 2026, 2025, and 2024, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2025, 2024 and 2023, respectively.

Dividends and other distributions from equity method investees are recorded as a reduction of the Company’s investment. Distributions received up to the Company’s interest in the investee's retained earnings are considered returns on investments and are classified within cash flows from operating activities in the consolidated statements of cash flows. Distributions from equity method investments in excess of the Company’s interest in the investee's retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the consolidated statements of cash flows.

Other Equity Investments: Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock or does not exercise significant influence over operating and financial policies, are recorded at fair value using quoted market prices if the investment has a readily determinable fair value. If an equity investment's fair value is not readily determinable, the Company will recognize it at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees' securities that are identical or similar to the Company’s investments in the investee. The unrealized gains and losses and the adjustments related to the observable price changes are recognized in net income (loss).

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

Intangible Assets

Finite-Lived. As of March 31, 2026, the carrying value of the Company’s finite-lived intangible assets was $25.8 million. The Company’s finite-lived intangible assets primarily relate to customer relationships associated with 3 Arts Entertainment LLC (“3 Arts”) and its associated acquisition as discussed in Note 3, with a carrying value of $22.6 million as of March 31, 2026. The total carrying value also includes trade names related to the acquisition of eOne.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 5 to 15 years.

Amortizable intangible assets are tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the remaining useful life of an asset to the carrying value of the asset. The impairment test is performed at the lowest level of identifiable cash flows associated with the asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value.

The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets.

Indefinite-Lived Intangibles Other Than Goodwill. As of March 31, 2026 and 2025, the Company did not have any indefinite-lived intangible assets.

Goodwill

As of March 31, 2026, the carrying value of goodwill was $846.8 million. Goodwill is allocated to the Company’s reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Company’s reporting units for purposes of goodwill impairment testing as of March 31, 2026, 2025 and 2024 were Motion Picture and the Television and Talent Management businesses, both of which are part of the Television Production segment. Goodwill balances as of March 31, 2026 by reporting unit were $396.9 million for Motion Picture, $318.9 million for Television and $131.0 million for Talent Management.

Goodwill is not amortized but is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test as of January 1 of each fiscal year. A goodwill impairment loss would be recognized for the amount that the carrying amount of a reporting unit exceeds its fair value. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill impairment. The qualitative assessment evaluates, based on all identified events and circumstances that affect the fair value of the reporting unit, whether it is more-likely-than-not that the fair value is less than the carrying value of the reporting unit. If it is determined that it is more-likely- than-not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company.

A quantitative assessment requires determining the fair value of the Company’s reporting units. The determination of the fair value of each reporting unit utilizes DCF analyses and market-based valuation methodologies, which represent Level 3 fair value measurements. Fair value determinations require considerable judgment and require assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates, and are sensitive to changes in these underlying assumptions and factors.

Goodwill Impairment Assessments:

For the Company’s annual goodwill impairment test for fiscal 2026, the Company performed a qualitative goodwill impairment assessment for all reporting units (Motion Picture, and the Television and Talent Management businesses, both of which are part of the Television Production segment). The Company’s qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of these reporting units below their carrying values; therefore a quantitative goodwill impairment analysis was not required for these reporting units. See Note 7 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2025. For the Company’s annual goodwill impairment test for fiscal 2025, given the length of time since the Company’s last quantitative assessment and considering the separation of the Studio Business from the Starz Business, the Company performed quantitative goodwill impairment assessments for all of its reporting units, based on the most recent data and expected growth trends, using a combination of DCF analyses and market-based valuation methodologies to estimate the fair value of the Company’s reporting units. Based on the quantitative impairment assessment, the Company determined that the fair value of the Company’s reporting units significantly exceeded the carrying values for all of the Company’s reporting units.

Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability of goodwill in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from the Company’s business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in the Company’s goodwill impairment tests, and ultimately impact the estimated fair value of the Company’s reporting units may include the global economy; consumer consumption levels of the Company’s content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions on our ability to produce, acquire and distribute our content; the commercial success of the Company’s television programming and motion pictures; the Company’s continual contractual relationships with its customers; and changes in consumer behavior. If management's assumptions are not realized, it is possible that impairment charges may need to be recorded in the future.

Leases

The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use (“ROU”) asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component.

Operating Leases. Operating lease ROU assets, representing the Company’s right to use the underlying asset for the lease term, are included in the “Other noncurrent assets” line item on the Company’s consolidated balance sheets. Operating lease liabilities, representing the present value of the Company’s obligation to make payments over the lease term, are included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Company’s consolidated balance sheets. The Company has entered into various short-term operating leases which have an initial term of 12 months or less. These short-term leases are not recorded on the Company’s consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Finance Leases. The Company did not have any finance leases during the years ended March 31, 2026 and 2025.

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

Deferred Revenue

Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Government Assistance

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

Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income or loss, a separate component of shareholders’ equity.

Derivative Instruments and Hedging Activities

Derivative financial instruments are used by the Company in the management of its foreign currency and interest rate exposures. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.

The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments are recorded at fair value in the consolidated balance sheets (see Note 11). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income or loss and included in unrealized gains (losses) on cash flow hedges until the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive income or loss to net income or net loss when the underlying hedged item is recognized in earnings. If the derivative is not designated as a cash flow hedge, changes in the fair value of the derivative are recognized in earnings. Cash flows from hedging activities are classified in the same category as the cash flows for the underlying item being hedged within net cash provided by (used in) operating activities from continuing operations on the consolidated statements of cash flows. See Note 19 for further discussion of the Company’s derivative financial instruments.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements

Accounting Guidance Adopted in Fiscal 2026

Income Taxes: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires all entities to disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024, and therefore is effective with the Company’s financial statements for the fiscal year ended March 31, 2026. The disclosures required under the ASU have been applied retrospectively for all periods presented in the financial statements. See Note 15 for further information.

Accounting Guidance Not Yet Adopted

Financial Instruments: In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. In addition, it allows entities to consider collection activity after the balance sheet date when developing estimates of expected credit losses. The provisions differ from current U.S. GAAP as current guidance requires an entity to consider adjustments to historical credit loss experience to reflect the extent to which management expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. This ASU is effective for interim periods within annual reporting periods beginning after December 15, 2025, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal 2027 interim reporting periods, with early adoption permitted. Entities should apply the practical expedient, if elected, prospectively to financial statements issued for reporting periods after the effective date. The Company will adopt this guidance for the interim periods within its fiscal year beginning April 1, 2026, and does not expect it to have a material effect on its consolidated financial statements and disclosures.

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

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2. Discontinued Operations

As described in Note 1, on May 6, 2025, the Starz Separation was completed. The Starz Business, previously presented as the Media Networks segment of Old Lionsgate, is presented as discontinued operations within these consolidated financial statements as the Starz Separation represented a strategic shift that has a major effect on the Company’s operations and financial results.

Income (loss) from discontinued operations of the Starz Business consisted of the following:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Revenues	$127.3	$1,363.2	$1,566.7
Expenses:
Direct operating	71.7	611.8	720.2
Distribution and marketing	26.3	378.2	446.2
General and administration	10.0	87.8	105.7
Depreciation and amortization	19.6	170.3	176.6
Restructuring and other	15.1	165.2	378.3
Goodwill and intangible asset impairment	—	—	663.9
Total expenses	142.7	1,413.3	2,490.9
Operating loss	(15.4)	(50.1)	(924.2)
Interest expense	(0.4)	(21.9)	(23.1)
Interest and other income	—	0.1	3.6
Other income (loss), net	(0.6)	(7.0)	(7.6)
Gain (loss) on extinguishment of debt	—	(2.6)	9.6
Loss from discontinued operations before income taxes	(16.4)	(81.5)	(941.7)
Income tax benefit (provision)	(0.1)	2.4	86.6
Net loss from discontinued operations, net of income taxes	$(16.5)	$(79.1)	$(855.1)

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial results of the Starz Business for the year ended March 31, 2026 are through the date of the Starz Separation, May 6, 2025.

General and administrative corporate overhead costs previously allocated to the Starz Business following the Studio Separation in the year ended March 31, 2025 of $8.8 million do not meet the criteria to be presented as discontinued operations and are therefore excluded from amounts presented above. No general and administrative corporate overhead costs were allocated to the Starz Business in the year ended March 31, 2024. Expenses incurred directly attributable to the Starz Separation, including legal, accounting and tax advisory services, are reflected as discontinued operations, which were $7.9 million for the year ended March 31, 2026 (2025 - $37.9 million, 2024 – $5.9 million).

During fiscal 2024, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities, along with recent market valuation multiples, based on Old Lionsgate’s quantitative impairment assessment, it was determined that the fair value of the Media Networks reporting unit was less than its carrying value. The analysis resulted in a goodwill impairment charge of $493.9 million. In addition, an impairment charge of $170.0 million was recorded for the indefinite-lived trade names related to the Media Networks reporting unit.

Discontinued operations include only interest and related expenses associated with debt obligations that were directly attributable to the Starz Business or remained with Starz following the completion of the Starz Separation. This includes the Existing Notes which were issued by a Starz entity, and to the extent not exchanged for Senior Notes, as further described in Note 8, remained with Starz, along with any other film related and other obligations directly related to the Starz Business. No other interest expense was allocated to discontinued operations.

Lionsgate has separately reported the assets and liabilities of the discontinued operations of the Starz Business in its consolidated balance sheet as of March 31, 2025. These assets and liabilities consisted of the following:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2025
(Amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$11.2
Accounts receivable, net	50.9
Other current assets	13.7
Total current assets - discontinued operations	75.8
Investment in films and television programs and program rights, net	918.9
Property and equipment, net	48.6
Intangible assets, net	816.0
Other assets	40.1
Total assets - discontinued operations	$1,899.4

LIABILITIES
Current liabilities:
Accounts payable	$53.6
Content related payables	99.3
Other accrued liabilities	40.9
Residuals	27.7
Film related obligations	90.9
Deferred revenue	38.4
Total current liabilities - discontinued operations	350.8
Debt	318.3
Other liabilities	75.7
Deferred tax liabilities	7.2
Total liabilities - discontinued operations	$752.0

Continuing involvement with Starz Entertainment Corp.

Transition Services Agreement. In connection with the Starz Separation, the Company and Starz entered into a transition services agreement pursuant to which the Company and Starz provide to each other, on an interim, transitional basis, various services, such as services related to production (such as music creative/supervision), finance, accounting, legal, information technology, human resources, investor relations, employee benefits and other services, for periods generally up to thirteen (13) months following the completion of the Starz Separation. During the year ended March 31, 2026, the Company recognized $1.0 million of transition services agreement reimbursement as a reduction to general and administration expense within these consolidated financial statements.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Content Licensing. Following the Starz Separation, the Company and Starz will continue to be parties to certain commercial agreements, including: (i) master originals content licensing agreements that will license subscription video on demand (“SVOD”) and pay television rights to Starz for certain of the Company’s owned first-run original series for the U.S. and Canada; (ii) library license agreements that will license SVOD and pay television rights to Starz for certain of the Company’s owned library series and film content for the U.S. and Canada; (iii) a multiyear pay-one television output arrangement, granting Starz an exclusive U.S. pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S.; and (iv) a distribution agreement authorizing the Company to globally distribute on an exclusive basis off-platform linear, on-demand, and transactional rights to certain original series owned by Starz (subject to holdbacks to preserve periods of exclusivity for Starz’s platforms). The agreements have varying terms, with certain library license agreements currently extending through at least 2028 and the pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S. running through at least 2036. The Company’s net loss from continuing operations for the year ended March 31, 2026 includes $200.0 million of revenue from licensing agreements with Starz. Following the Starz Separation, the Company received $305.0 million, respectively, from Starz related to the licensing agreements during the year ended March 31, 2026.

3. Acquisitions

A & A Acquisition

On May 30, 2025, 3 Arts, the Company’s talent management and television/film production company, purchased a 51% ownership in A & A Management Group LLC, (“A & A”), a full service sports and entertainment management company for $24.5 million of cash consideration and up to $6.8 million of additional consideration based on specified EBITDA thresholds through the fiscal year ending March 31, 2027. The acquisition was accounted for under the acquisition method of accounting, with the results of A & A included in the Company’s consolidated results from May 30, 2025. During the year ended March 31, 2026, based upon management's estimates, the Company finalized the valuation of the acquisition and allocated $31.0 million to goodwill, with the remainder primarily allocated to the fair values of intangible assets, cash and cash equivalents, accounts receivables and other liabilities, and $19.6 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holders’ 49% equity interest in A & A (see Note 12). The goodwill recorded as part of this acquisition arises from the key relationships in the sports and entertainment industry and is included in the Television Production segment (see Note 7). The goodwill will not be amortized for financial reporting purposes but will be deductible for federal tax purposes.

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

As of March 31, 2026, the consolidated balance sheet includes assets and liabilities of CP LG totaling $58.9 million (which is primarily comprised of investment in film and television programs) and $2.4 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Immediately following the Business Combination through immediately prior to the Starz Separation, approximately 87.8% of the total shares of Legacy Lionsgate Studios were held by Old Lionsgate, while 12.2% were owned by former SEAC public shareholders, SEAC founders and common equity financing investors. In addition to establishing Legacy Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Old Lionsgate. Net proceeds of $278.2 million, inclusive of transaction costs that remained accrued at March 31, 2025 and which were paid during the year ended March 31, 2026 totaling $3.5 million, were used to partially pay down amounts outstanding under Old Lionsgate's corporate debt. See Note 8 for further detail.

The Company recorded a reduction of noncontrolling interest in shareholders’ equity (deficit) and a reduction of accumulated other comprehensive income for the issuance of the Legacy Lionsgate Studios common shares, which was based upon the 12.2% ownership interest in the carrying value of Legacy Lionsgate Studios. The reduction in noncontrolling interest was due to the negative carrying value of Legacy Lionsgate Studios as of May 13, 2024, partially offset by an amount allocated to certain options described below. The difference between the net cash proceeds and the amounts recorded as noncontrolling interest and accumulated other comprehensive income was reflected as a reduction of accumulated deficit in the consolidated statement of shareholders’ equity (deficit). As described in Note 1, in connection with the Starz Separation, the LG Studios Flip occurred, resulting in the pre-transaction shareholders of Legacy Lionsgate Studios Common Shares, other than Old Lionsgate, receiving, in exchange for each Legacy Lionsgate Studios Common Share they held, a number of Lionsgate Common Shares, and therefore the noncontrolling interest in Legacy Lionsgate Studios was eliminated, see Note 12.

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

In connection with the Starz Separation, Legacy Lionsgate Studios amended the sponsor option agreement to include the Company as a party to the agreement and converted the Sponsor Options into options to purchase the Company’s common shares, see Note 14.

4. Investment in Films and Television Programs

The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs was as follows:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,040.5	$992.4
Completed and not released(1)	249.8	135.1
In progress(1)	743.1	779.5
In development	95.0	87.2
Investment in films and television programs and program rights, net(2)	$2,128.4	$1,994.2
 ______________________
(1)As of March 31, 2026, the unamortized balance related to completed and not released and in progress theatrical films was $685.7 million.
(2)Production tax credits reduced total investment in films and television programs by $151.4 million and $243.6 million during the years ended March 31, 2026 and 2025, respectively, which resulted in a reduction of direct operating expense related to the amortization of investment in films and television programs cost of approximately $82.5 million and $112.0 million for the years ended March 31, 2026 and 2025, respectively.

At March 31, 2026, acquired film and television libraries have remaining unamortized costs of $207.0 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted average remaining period of approximately 12.5 years (March 31, 2025 - unamortized costs of $235.7 million).

Amortization of investment in film and television programs was $1,022.6 million, $1,172.7 million and $929.8 million for the years ended March 31, 2026, 2025 and 2024, respectively, and was included in direct operating expense in the consolidated statements of operations.

The table below summarizes estimated future amortization expense for the Company’s investment in film and television programs as of March 31, 2026:

	Year Ended March 31,
	2027	2028	2029
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs	$322.5	$161.8	$158.0
Completed and not released investment in films and television programs	$185.9	n/a	n/a

Impairments. Investment in films and television programs includes write-downs to fair value. The following table are the impairments by segment and the line item in the Company’s consolidated statements of operations recorded for the fiscal years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$0.8	$19.7	$34.6
Television Production	1.4	6.7	8.4
Impairments not included in segment operating results(2):
Included in restructuring and other	13.2	7.2	12.8
Total impairments	$15.4	$33.6	$55.8
 ______________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts disclosed above.
(2)Impairments included in restructuring and other represent write-downs in connection with the restructuring of the Motion Picture and Television Production businesses. See Note 16 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property and Equipment

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Leasehold improvements	$34.2	$33.9
Property and equipment	20.9	17.5
Computer equipment and software	105.3	96.6
Total property and equipment	160.4	148.0
Less accumulated depreciation and amortization	(126.7)	(115.1)
	33.7	32.9
Land	1.2	1.2
Total property and equipment, net	$34.9	$34.1

During the year ended March 31, 2026, depreciation expense amounted to $12.7 million (2025 - $12.9 million; 2024 - $10.3 million).

6. Investments

The Company’s investments consisted of the following:

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Investments in equity method investees	$31.4	$68.1
Other investments(1)	9.7	9.7
Total investments	$41.1	$77.8
 ______________________
(1)Other investments represent equity investments without readily determinable fair values.

Equity Method Investments:

The Company has investments in various equity method investees with ownership percentages ranging from approximately 13% to 49%. These investments include:

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

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Equity Method Investment

On April 17, 2025, the Company sold its equity method ownership interest in Spyglass, a global premium content company, for $31.9 million, resulting in a $3.1 million gain recorded within gain on investments on the Company’s consolidated statement of operations during the year ended March 31, 2026. The Company received proceeds of $28.9 million upon closing on May 17, 2025, and received the remaining amount due to the Company in March 2026.

7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2024	$398.6	$412.6	$811.2
Measurement period adjustments(1)	(1.7)	(1.0)	(2.7)
Balance as of March 31, 2025	$396.9	$411.6	$808.5
Business acquisitions (2)	—	35.6	35.6
Measurement period adjustments(3)	—	2.7	2.7
Balance as of March 31, 2026	$396.9	$449.9	$846.8
 ______________________
(1)Measurement period adjustments in fiscal 2025 for the acquisition of eOne reflect a decrease to goodwill of $2.7 million resulting from an adjustment to the purchase price related to a settlement of certain working capital items of $12.0 million partially offset by a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of a net decrease to accounts receivable of $5.6 million, a net decrease in investment in films and television programs of $1.6 million, net increases to content related payables of $3.4 million, participations and residuals of $1.0 million, and accrued and other liabilities of $1.9 million, partially offset by a net increase to other assets of $4.2 million.
(2)In addition to the acquisition of A & A (see Note 3), during the year ended March 31, 2026, the Company acquired a controlling equity interest in OManagement, a talent agent firm, resulting in a $7.3 million allocation to goodwill.
(3)Measurement period adjustments in fiscal 2026 for the acquisition of A & A reflect an increase to goodwill of $2.7 million resulting from a net decrease in the estimated fair value of the net assets acquired.

Intangible Assets

Finite-Lived Intangible Assets. Finite-lived intangible assets consisted of the following:

	March 31, 2026			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$40.2	$17.6	$22.6	$31.0	$14.1	$16.9
Trademarks and trade names	5.6	3.0	2.6	7.6	4.0	3.6
Other	15.1	14.5	0.6	23.9	23.6	0.3
Total intangible assets	$60.9	$35.1	$25.8	$62.5	$41.7	$20.8
 ______________________
(1)Amounts as of March 31, 2026 and 2025 represent talent relationships related to 3 Arts. See Note 3.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization expense associated with the Company’s intangible assets for the years ended March 31, 2026, 2025 and 2024 was approximately $4.8 million, $4.9 million and $5.3 million, respectively.

	Year Ending March 31,
	2027	2028	2029	2030	2031	Thereafter
	(Amounts in millions)
Estimated future amortization expense	$4.8	$4.8	$4.5	$3.9	$3.3	$4.5

As of March 31, 2026 and 2025, the Company did not have any indefinite-lived intangible assets.

8. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A(1)	$—	$314.4
Revolving Credit Facility	—	—
Senior Notes	389.9	389.9
eOne IP Credit Facility	371.3	323.0
LG IP Credit Facility	1,187.5	978.8
3 Arts Credit Facility	30.7	—
Total corporate debt	1,979.4	2,006.1
Unamortized debt issuance costs	(39.2)	(33.2)
Total corporate debt, net	1,940.2	1,972.9
Less current portion	(162.1)	(134.0)
Total corporate debt - noncurrent	$1,778.1	$1,838.9
 ______________________
(1)As further described below and in Note 1, in connection with the Starz Separation, all outstanding principal, interest and fees under the Old Credit Agreement (comprised of the previous Revolving Credit Facility and Term Loan A) were repaid in full.

Future annual contractual principal payment commitments of debt as of March 31, 2026 are as follows:

	Maturity Date	Year Ending March 31,
Debt Type		2027	2028	2029	2030	2031	Thereafter	Total
		(Amounts in millions)
Senior Notes	April 2030	$—	$—	$—	$—	$389.9	$—	$389.9
eOne IP Credit Facility	July 2029	37.1	37.1	37.1	260.0	—	—	371.3
LG IP Credit Facility	September 2029	125.0	125.0	125.0	812.5	—	—	1,187.5
3 Arts Credit Facility	May 2029	—	—	—	30.7	—	—	30.7
		$162.1	$162.1	$162.1	$1,103.2	$389.9	$—	$1,979.4
Less unamortized debt issuance costs								(39.2)
								$1,940.2

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Starz Separation:

On May 6, 2025, in connection with the Starz Separation, the Company fully repaid all outstanding principal, interest and fees under the credit and guarantee agreement dated December 8, 2016, as amended (the “Old Credit Agreement”). This included the repayment of $314.4 million in principal under Term Loan A and $255.0 million in principal under the previous revolving credit facility. All commitments thereunder were terminated. These repayments were made in part using net proceeds from a new Starz credit agreement that was entered into by Starz just prior to the closing of the Starz Separation.

In addition, the Company entered into a new credit agreement (the “Credit Agreement”) with Lions Gate Television Inc. (“LGTV”), a wholly-owned subsidiary of the Company, as borrower, the guarantors referred to therein, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent. See Credit Agreement (Revolving Credit Facility) below for further information. Further, LGTV assumed senior notes by way of supplemental indenture (the “Supplemental Indenture”). See Senior Notes below for further information.

Credit Agreement (Revolving Credit Facility)

Revolving Credit Facility Availability of Funds & Commitment Fee. The Credit Agreement provides for an $800.0 million senior secured revolving credit facility, which may be increased up to $1,200.0 million, subject to the terms and conditions set forth therein. Borrowing availability is limited by a borrowing base. As of March 31, 2026, $800.0 million of borrowing capacity was available. LGTV is required to pay a commitment fee of 0.375% per annum on the unused portion of the revolving facility.

Maturity Date. The Credit Agreement and commitments thereunder will mature on May 6, 2030.

Interest. Borrowings under the Credit Agreement bear interest at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. As of March 31, 2026, the effective interest rate on outstanding borrowings was 6.16% before the impact of interest rate swaps. See Note 19 for interest rate swap detail.

Security and Guarantees. LGTV’s obligations under the Credit Agreement are guaranteed by the Company and substantially all of its wholly-owned restricted subsidiaries and secured by substantially all assets of LGTV and the guarantors, in each case subject to certain customary exceptions.

Covenants. The Credit Agreement contains customary affirmative and negative covenants that, subject to certain significant exceptions, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or liens, make investments, engage in mergers, consolidations, asset sales or acquisitions, pay dividends or other restricted payments and enter into certain affiliate transactions. In addition, the Credit Agreement requires the Company to maintain a Liquidity Ratio (as defined in the Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2026, the Company was in compliance with all applicable covenants.

Events of Default. The Credit Agreement includes customary events of default, including a change in control. Upon an event of default, lenders may terminate any remaining commitments and declare all outstanding principal and accrued interest immediately due and payable. In addition, the administrative agent may require the Company to provide cash collateral, equal to the full amount available under any letters of credit, regardless of whether any draws or other demands for payment have been made.

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

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Covenants. The Senior Notes contain covenants that, subject to specified exceptions, restrict the Company’s ability to incur additional indebtedness, declare dividends or repurchase its common shares, make certain loans or investments, and dispose of certain assets, among other limitations. As of March 31, 2026, the Company was in compliance with all applicable covenants.

Optional Redemption. The Company may redeem the Senior Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest, if any, to the redemption date. The redemption prices (expressed as a percentage of the principal amount) are as follows: (i) prior to the first anniversary of the Separation Closing Date - 103.0%; (ii) on or after the first anniversary and prior to the second anniversary - 102.0%; (iii) on or after the second anniversary and prior to the third anniversary - 101.0%; (iv) on or after the third anniversary - 100%.

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

Capacity to Pay Dividends

As of March 31, 2026, the capacity to pay dividends under the Lionsgate Credit Agreement and the Senior Notes significantly exceeded the Company’s accumulated deficit balance or net loss from continuing operations. Accordingly, the Company’s net loss from continuing operations, net of income tax for the year ended March 31, 2026 of $175.5 million and accumulated deficit as of March 31, 2026 of $3,732.9 million did not impose restrictions on its ability to pay dividends as of March 31, 2026.

eOne IP Credit Facility:

In July 2024, certain subsidiaries of the Company entered into a $340.0 million senior secured amortizing term credit facility (the “eOne IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. In March 2026, the Company closed an amendment which increased the principal amount of the eOne IP Credit Facility to $371.3 million and continues to be subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility was subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, and was amended to $9.3 million quarterly required payments, beginning with the quarter ended March 31, 2026, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 5.91% as of March 31, 2026, before the impact of interest rate swaps). As of March 31, 2026, there was no available borrowing capacity under the eOne IP Credit Facility. The eOne IP Credit Facility matures on July 3, 2029.

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

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to quarterly required principal payments of 2.50% of the applicable aggregate outstanding principal amount, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 5.91% as of March 31, 2026, before the impact of interest rate swaps). As of March 31, 2026, there was no available borrowing capacity under the LG IP Credit Facility. A portion of the proceeds were used to fully repay and terminate the Film Library Facility. The LG IP Credit Facility matures on September 30, 2029.

3Arts Credit Facility:

On May 29, 2025 in preparation for the A & A purchase (see Note 3), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) based on and secured by a security interest in substantially all of the assets of 3 Arts and guarantors as defined in the 3 Arts Credit Facility, subject to certain exceptions. The 3 Arts Credit Facility also contains certain customary affirmative and negative covenants that are customary for similar financings. Payable at maturity, advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans (effective interest rate of 6.16% as of March 31, 2026, before the impact of interest rate swaps). The borrower will pay a commitment fee equal to 0.35% per annum in respect of unutilized commitments thereunder. As of March 31, 2026, there was $19.3 million of borrowing capacity available under the 3 Arts Credit Facility. The 3 Arts Credit Facility matures on May 29, 2029.

Other Prior Period Debt Transactions:

During the year ended March 31, 2025, the Company used proceeds from the Business Combination to prepay $84.9 million of Term Loan A and $214.1 million of Term Loan B principal amounts, including accrued and unpaid interest on both loans. In addition, the Company used the proceeds from the LG IP Credit Facility to pay the remaining Term Loan B outstanding principal and unpaid interest balance of $605.1 million.

During the year ended March 31, 2024, the Company repurchased $85.0 million principal amount of the 5.5% Senior Notes for $61.4 million, together with accrued and unpaid interest.

Gain (Loss) on Extinguishment of Debt

During the fiscal years ended March 31, 2026, 2025 and 2024, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above as summarized in the table below:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Gain (Loss) on Extinguishment of Debt:
Senior Notes exchange and repurchases (1)	$—	$(3.1)	$11.5
Term Loan A and B prepayments(2)	—	(1.8)	—
Revolving Credit Facility (3)	(1.0)	—	—
Film Related Obligations prepayment (4)	(1.2)	—	(1.3)
Total gain (loss) on extinguishment of debt	$(2.2)	$(4.9)	$10.2
 ______________________
(1)The 5.5% Senior Notes exchange that occurred during the year ended March 31, 2025 was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the unamortized debt issuance costs are being amortized over the applicable term of the debt and the third-party costs attributable to continuing operations of $3.1 million were expensed as a loss on extinguishment of debt in the year ended March 31, 2025. As discussed in Note 2, discontinued operations include interest and other related expenses associated with debt positions that remained with Starz following the completion of the Starz Separation, specifically the Existing Notes that were not exchanged for Senior Notes.
(2)    The prepayments during the year ended March 31, 2025 were voluntary prepayments, allowable under the agreement with no penalty. The repayments were treated as extinguishments and all unamortized debt issuance costs were written off as losses on extinguishment.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)    As discussed above, in connection with the Starz Separation, the previous revolving credit facility under the Old Credit Agreement was terminated and a new revolving credit facility was entered into under the Credit Agreement. The associated costs were accounted for as follows: (i) if the borrowing capacity (measured as the amount available under the revolving credit facility multiplied by the remaining term) was less than it was prior to the termination and issuance, measured on a creditor-by-creditor basis, the unamortized debt issuance costs were written off as a loss on extinguishment of debt in proportion to the decrease in borrowing capacity, and (ii) all fees paid to third-parties (i.e., new debt issuance costs) are being amortized over the term of the new revolving credit facility under the Credit Agreement.
(4)    Represent issuance costs written off in connection with the early prepayment and termination of certain production loans (see Note 9).

9. Film Related Obligations

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Film related obligations:
Production Loans	$1,283.9	$1,395.4
Production Tax Credit Facility	368.0	280.0
Backlog Facility and Other	307.2	238.9
Film Library Facility	—	75.9
Total film related obligations	1,959.1	1,990.2
Unamortized issuance costs	(9.2)	(7.3)
Total film related obligations, net	1,949.9	1,982.9
Less current portion	(1,293.4)	(1,617.8)
Total film related obligations - noncurrent	$656.5	$365.1

Future annual repayments of film related obligations as of March 31, 2026 are as follows:

	Year Ending March 31,
Debt Type	2027	2028	2029	2030	2031	Thereafter	Total
	(Amounts in millions)
Production Loans	$952.6	$331.3	$—	$—	$—	$—	$1,283.9
Production Tax Credit Facility	71.2	296.8	—	—	—	—	368.0
Backlog Facility and Other	269.6	6.9	—	30.7	—	—	307.2
	$1,293.4	$635.0	$—	$30.7	$—	$—	$1,959.1
Less unamortized issuance costs							(9.2)
							$1,949.9

Production Loans:

Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis and incur primarily SOFR-based interest at a weighted average rate of 5.43% (before the impact of interest rate swaps). Production loans amounting to $1,118.9 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e., film or television show), and $165.0 million are unsecured.

Production Tax Credit Facility:

In January 2021, as amended in May 2025, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2026, the maximum principal amount of the Production Tax Credit Facility was $380.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay outstanding borrowings under the facility. As of March 31, 2026, $443.1 million in tax credit receivables served as collateral and $12.0 million remained available for borrowing. Advances under the facility bear interest at either (i) SOFR plus 0.10% plus 1.50% per annum or (ii) the base rate plus 0.50% per annum (effective interest rate of 5.26% at March 31, 2026). The Production Tax Credit Facility matures on January 27, 2028.

Film Library Facility:

In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “Film Library Facility”). The facility was collateralized exclusively by the Company’s rights in certain acquired film library titles. The maximum principal amount available under the Film Library Facility was $161.9 million, subject to the valuation of eligible collateral, which was based on projected cash flows from the libraries. Repayment of the facility was funded through cash flows generated from the exploitation of these rights and was subject to cumulative minimum guaranteed payment amounts. During September 2025, the remaining outstanding balance of $59.7 million was fully repaid and all commitments were terminated.

Backlog Facility and Other:

Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of March 31, 2026 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 4.91% at March 31, 2026). The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of March 31, 2026, there was $175.0 million outstanding under the Backlog Facility, resulting in no available borrowing capacity under the Backlog Facility (as of March 31, 2025, $135.7 million was outstanding).

Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2026, there was $132.2 million outstanding (as of March 31, 2025, $103.2 million was outstanding) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 5.22%, with remaining contractual repayment dates in April 2026, July 2026 and December 2027. As of March 31, 2026, accounts receivable amounting to $80.2 million and contracted receivables not yet reflected as accounts receivable on the balance sheet as of March 31, 2026 amounting to $73.4 million represented collateral related to the “other” loans.

10. Leases

The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company’s leases have remaining lease terms of up to approximately 10.25 years.

Total lease cost components were as follows:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Operating lease cost(1)	$67.6	$66.5	$48.7
Short-term lease cost(2)	74.5	161.2	96.2
Variable lease cost(3)	3.3	4.3	3.0
Total lease cost	$145.4	$232.0	$147.9
 ______________________
(1)Operating lease costs primarily represent the amortization of right-of-use assets and are included in the “other non-cash items” line on the consolidated statements of cash flows. Amounts include costs capitalized during the period for leased assets used in the production of film and television programs.
(2)Short-term lease costs primarily consist of facilities and equipment leases associated with film and television productions and are capitalized when incurred.
(3)Variable lease costs primarily consist of insurance, taxes, maintenance and other operating costs.

Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	March 31, 2026	March 31, 2025
		(Amounts in millions)
Operating Leases
Right-of-use assets	Other noncurrent assets	$262.9	$294.1

Lease liabilities (current)	Accrued expenses and other current liabilities	$39.8	$44.0
Lease liabilities (noncurrent)	Other noncurrent liabilities	261.4	290.7
		$301.2	$334.7

	March 31, 2026	March 31, 2025
Operating leases
Weighted average remaining lease term (in years)	8.2	8.5
Weighted average discount rate	5.57%	5.36%

The expected future payments related to the Company’s lease liabilities as of March 31, 2026 were as follows:

Operating Leases
(Amounts in millions)
Year ending March 31,
2027	$52.7
2028	50.8
2029	47.4
2030	40.2
2031	32.9
Thereafter	153.9
Total lease payments	377.9
Less imputed interest	(76.7)
Total lease payments, net	$301.2

As of March 31, 2026, the Company has entered into certain leases that have not yet commenced primarily related to studio facilities, for which construction related to those leases has not yet been completed. The leases are for terms up to 12.25 years, commencing upon completion of construction (currently expected to be ranging from calendar years 2026 to 2027). The leases include an option to extend the initial term for an additional 10 years to 12 years. The total minimum lease payments under these leases in aggregate are approximately $247.4 million.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
•Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (fewer active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2026 and 2025 were as follows:

	March 31, 2026			March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(Amounts in millions)
Assets:
Forward exchange contracts (see Note 19)	—	—	$—	—	1.8	$1.8

Liabilities:
Forward exchange contracts (see Note 19)	—	2.7	$2.7	—	—	$—
Interest rate swaps (see Note 19)	—	1.6	$1.6	—	3.1	$3.1

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values and fair values of the Company’s outstanding debt and film related obligations as of March 31, 2026 and 2025 were as follows:

	March 31, 2026		March 31, 2025
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
	(Amounts in millions)
Term Loan A	$—	$—	$313.4	$312.9
Revolving Credit Facility	—	—	—	—
Senior Notes	383.1	359.6	381.6	360.9
eOne IP Credit Facility	366.7	371.3	317.6	323.0
LG IP Credit Facility	1,172.5	1,187.5	962.9	978.8
3 Arts Credit Facility	30.1	30.7	—	—
Production Loans	1,280.5	1,283.9	1,393.9	1,395.4
Production Tax Credit Facility	364.8	368.0	276.2	280.0
Backlog Facility and Other	304.6	307.2	238.4	238.9
Film Library Facility	—	—	74.4	75.9
 ______________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities and other liabilities. The carrying values of these financial instruments approximated their fair values as of March 31, 2026 and 2025.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis that are adjusted to fair value when a significant event occurs include the Company’s goodwill, intangible assets, equity method investments and film and television costs.

12. Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests as of March 31, 2026 and 2025 (included in temporary equity on the consolidated balance sheets) primarily relate to 3 Arts Entertainment. In addition, redeemable noncontrolling interests included Pilgrim Media Group prior to the purchase of additional interest in July 2024 and includes A & A after the acquisition in May 2025. See further information below.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Beginning balance	$93.7	$123.3	$343.6
Net income (loss) attributable to redeemable noncontrolling interests	0.4	(1.7)	(14.9)
Adjustments to redemption value	0.5	(5.0)	83.4
Cash (distributions) contributions	(1.9)	0.5	(1.0)
Noncontrolling interest related to acquisitions	21.4	—	—
Purchase of additional interest(1)	—	(23.4)	(194.6)
Other(2)	—	—	(93.2)
Ending balance	$114.1	$93.7	$123.3
_______________________
(1)In fiscal 2024, the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest.
(2)In fiscal 2024, amounts represent the reclassification of a portion of the 3 Arts Entertainment redeemable noncontrolling interest from mezzanine equity to a liability.
3 Arts Entertainment. The Company has a noncontrolling interest in 3 Arts Entertainment, of which a portion is reflected as a redeemable noncontrolling interest and a portion is reflected as a liability as “accrued expenses and other current liabilities” on the consolidated balance sheets.

•    Redeemable noncontrolling interest: The redeemable noncontrolling interest balance related to 3 Arts Entertainment of $87.5 million as of March 31, 2026 reflects the fully vested equity portion of the noncontrolling interest, which is classified as redeemable noncontrolling interest outside of shareholders’ equity on the Company’s consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. The noncontrolling interest holders have the right to sell to the Company and the Company has the right to purchase the noncontrolling interest holders remaining 24% interest beginning in January 2027.

Changes in the carrying value of the redeemable noncontrolling interest are reflected in the calculation of basic and diluted net income or loss per common share attributable to Lionsgate Studios Corp. shareholders, if dilutive, or to the extent the adjustments represent recoveries of amounts previously reflected in the computation of basic and diluted net income or loss per common share attributable to Lionsgate Studios Corp. shareholders (see Note 1).

•    Noncontrolling interest reflected as a liability: A portion of the 3 Arts Entertainment noncontrolling interest is considered compensatory, as it is subject to forfeiture provisions upon termination of employment under certain circumstances. The noncontrolling interest holders’ right to sell their interest to the Company, and the Company’s right to purchase the noncontrolling interest, are formula-based amounts (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above are based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is considered a liability award and remeasured at each reporting period, with any changes in estimated redemption value recognized as a charge or benefit in general and administrative expense in the consolidated statements of operations over the vesting period (i.e., the period from January 2, 2024 to the sale or purchase right date in January 2027).

As of March 31, 2026, approximately $88.9 million is reflected as “accrued expenses and other current liabilities” on the consolidated balance sheet based on the estimated redemption amount recalculated at the current quarter end.

Earned distributions are accounted for as compensation since such amounts are allocated to the holders based on performance and are being expensed within general and administrative expense as incurred.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A & A. On May 30, 2025, 3 Arts acquired a 51% ownership in A & A (see Note 3 for additional details). The noncontrolling interest balance as of March 31, 2026 of $20.1 million reflects the fully vested equity portion of the remaining 49% equity interest in A & A and is presented as a redeemable noncontrolling interest outside of shareholders’ equity on the Company’s consolidated balance sheet, due to put option rights embedded in the noncontrolling interest that are determined to be outside of the Company’s control.

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

Non-Redeemable Noncontrolling Interests

The Company has other noncontrolling interests that are not redeemable, which are classified in shareholder's equity on the Company's consolidated balance sheets. These noncontrolling interests include:

Legacy Lionsgate Studios. In connection with the Business Combination discussed in Note 3, on May 13, 2024, the Company recorded a noncontrolling interest representing approximately 12.2% of Legacy Lionsgate Studios amounting to a reduction of noncontrolling interest in shareholders' equity (deficit) of $100.2 million, due to the negative carrying value of Legacy Lionsgate Studios at May 13, 2024, partially offset by an amount allocated to certain options. See Note 3 for further information.

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

Other. In connection with the Company’s investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million ($27.7 million as of March 31, 2026). See Note 3 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

13. Revenue

Revenue by Segment, Market or Product Line

The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2026, 2025 and 2024:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$176.9	$154.1	$226.5
Home Entertainment
Digital Media	668.7	598.2	652.3
Packaged Media	44.7	60.0	84.0
Total Home Entertainment	713.4	658.2	736.3
Television	226.9	347.3	274.4
International (1)	457.1	410.4	400.7
Other	42.8	28.6	28.1
Total Motion Picture revenues	1,617.1	1,598.6	1,666.0

Television Production
Television	517.2	1,069.4	788.5
International	261.9	248.2	228.8
Home Entertainment
Digital Media	171.7	184.0	240.6
Packaged Media	2.9	4.1	2.0
Total Home Entertainment	174.6	188.1	242.6
Other	90.9	100.1	70.2
Total Television Production revenues	1,044.6	1,605.8	1,330.1

Intersegment eliminations (2)	(29.9)	(619.7)	(545.9)
Total revenues	$2,631.8	$2,584.7	$2,450.2
 ______________________
(1)During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, revenue of $8.9 million and $9.7 million was reclassified from the former Media Networks - Programming Revenues to Motion Picture - International in the years ended March 31, 2025 and 2024, respectively, to conform to the current period presentation. Additionally, the Company sold its streaming platform in India in December 2025, see Note 16.
(2)    Amounts reflect the impact of intersegment revenue from the Motion Picture and Television Production segments’ licensing motion pictures or television programming to the former Media Networks segment prior to the Starz separation on May 6, 2025. Following the Starz Separation, the Company and Starz will continue to be parties to certain commercial agreements. As a result, the impacts of licensing motion pictures or television programming to Starz following the Starz Separation are not eliminated in consolidation and are reflected in the consolidated results from continuing operations, see Note 2.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2026 are as follows:

	Year Ending March 31,
	2027	2028	2029	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,314.8	$268.3	$71.1	$102.2	$1,756.4

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $317.9 million, including variable and fixed fee arrangements, were recognized during the year ended March 31, 2026 from performance obligations satisfied prior to March 31, 2025. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue (see Note 1). See the consolidated balance sheets or Note 20 for accounts receivable and contract assets and deferred revenue balances as of March 31, 2026 and 2025.

Accounts Receivable. Accounts receivable is presented net of estimated credit losses. The Company estimates credit losses for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records an allowance for estimated credit losses expected over the lifetime of the receivables in direct operating expense.

The Company performs ongoing credit evaluations and monitors its credit exposure through active review of customers’ financial condition, aging of receivable balances, historical collection trends and expectations about relevant future events that may significantly affect collectability. The Company generally does not require collateral for its trade accounts receivable.

Changes in the allowance for credit losses were as follows:

	March 31, 2025	Provision for doubtful accounts	Uncollectible accounts written-off	March 31, 2026
	(Amounts in millions)
Provision for credit losses	$5.6	$2.4	$(1.7)	$6.3

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers’ audit rights to expire. See Note 20 for contract assets as of March 31, 2026 and 2025.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of March 31, 2026 increased as compared to March 31, 2025 due to the receipt of customers’ payments for certain motion pictures and television programs prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the motion pictures and television programs, and the start of the customers’ exploitation rights). Revenues of $217.7 million were recognized during the year ended March 31, 2026, related to the balance of deferred revenue as of March 31, 2025.

14. Capital Stock

(a) Common Shares

As described in Note 1, in connection with the completion of the Starz Separation and related transactions, pre-transaction Old Lionsgate Class A shareholders received one and twelve one-hundredths (1.12) Lionsgate Common shareholders for each Class A share held and pre-transaction Old Lionsgate Class B Shares received one Lionsgate Common Share for each Class B Share held. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate, received, in exchange for each Legacy Lionsgate Studios Common Share they held, LG Studios Flip Shares.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2026, the Company has an unlimited number of authorized shares to issue.

As of March 31, 2025, the Company had 500 million authorized Class A voting shares, of which 83.7 million had been issued and 500 million authorized Class B non-voting shares, of which 156.8 million had been issued.

(b) Preferred Shares

The Company has 200 million authorized shares of preferred stock with no par value. No shares have been issued as of March 31, 2026.

(c) Shareholder Rights Agreement

On May 6, 2025, the Company’s Board of Directors declared a dividend of one common share purchase right (a “Right”) for each outstanding Lionsgate Common Share, and adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement dated as of May 7, 2025 (the “Rights Agreement”), by and between the Company and Computershare Investor Services, Inc., as rights agent. The Rights may be exercised only when a holder has acquired 15% or more of the Company’s outstanding common shares. Each Right entitles the holder to purchase one common share at an exercise price of $32.00. The Board of Directors may redeem the Rights at any time, before the Rights are exercisable or expired, for $0.001 per Right. As of March 31, 2026, no rights have been exercised or redeemed. All Rights expired on May 7, 2026.

(d) Share-based Compensation

Incentive Plans. Prior to the Starz Separation, the Company maintained the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Plan”) which provided for the granting of stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and other forms of equity awards, as well as certain cash bonus awards. Persons eligible to receive awards under the 2023 Plan included directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

On May 6, 2025, as part of the Starz Separation, the Company assumed the 2023 Plan, and the plan was amended and restated as the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “Lionsgate 2025 Plan”), and became effective, with respect to 58 million Lionsgate Common Shares. On May 6, 2025, the Company became the sponsor of the Lionsgate 2025 Plan. All awards outstanding immediately prior to the completion of the Starz Separation under the equity plans of Old Lionsgate and held by employees or directors who became employees or directors of Lionsgate after the Starz Separation, or by former employees (regardless of the division in which such former employee served), were converted into awards of the Company under the Lionsgate 2025 Plan, except that awards of individuals who will be serving as non-employee directors of both the Company and Starz were only partially converted into awards under the Lionsgate 2025 Plan.

The table below presents common shares reserved for future issuance:

March 31, 2026
(Amounts in millions)
Stock options and share appreciation rights (“SARs”) outstanding	16.9
Restricted share units (“RSUs”) - unvested	15.9
Common shares available for future issuance	16.5
Shares reserved for future issuance	49.3

Share-based Compensation Expense. The measurement of all share-based awards uses a fair value method and the recognition of the related share-based compensation expense in the consolidated financial statements is recorded over the requisite service period. As share-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures that are not expected to vest.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recognized the following share-based compensation expense during the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$1.0	$0.8	$2.2
Restricted share units and other share-based compensation	71.0	50.6	58.5
Share appreciation rights	0.5	0.7	1.5
	72.5	52.1	62.2
Impact of accelerated vesting on equity awards (1)	5.5	4.9	8.0
Total share-based compensation expense	$78.0	$57.0	$70.2

Tax impact(2)	(12.9)	(9.8)	(13.7)
Reduction in net income	$65.1	$47.2	$56.5
_______________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$72.5	$52.1	$62.2
Restructuring and other	5.5	4.9	8.0
Total share-based compensation expense	$78.0	$57.0	$70.2

Stock Options and SARs

Stock options and SARs are generally granted at exercise prices equal to or exceeding the market price of the Company’s Common Shares at the date of grant. Substantially all stock options vest ratably over one to five years from the grant date based on continuous service and expire seven to ten years from the date of grant. The Company satisfies stock option exercises with newly issued shares.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the stock option and SARs activity that occurred during the year ended March 31, 2026:

	Stock Options and SARs
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Amounts in millions, except for weighted average exercise price and years)
Outstanding at March 31, 2025	2.3		$23.10	14.8		$13.86	—		$—
Granted	—		$—	—		$—	—		$—
Options exercised	—		$—	—	(1)	$7.13	—		$—
Forfeited or expired	—	(1)	$7.70	—	(1)	$11.29	—		$—
Outstanding at May 6, 2025	2.3		$23.09	14.8		$13.86	—		$—
Conversion	(2.3)		$—	(14.8)		$—	17.1		$15.09
Granted	—		$—	—		$—	0.2		$8.38
Options exercised	—		$—	—		$—	—	(1)	$7.98
Forfeited or expired	—		$—	—		$—	(0.4)		$29.34
Outstanding at March 31, 2026	—		$—	—		$—	16.9		$14.67	2.96	$7.60
Vested or expected to vest at March 31, 2026	—		$—	—		$—	16.9		$14.67	2.96	$7.60
Exercisable at March 31, 2026	—		$—	—		$—	16.8		$14.69	2.94	$7.60
_______________________
(1)Represents less than 0.1 million shares.

The total intrinsic value of options exercised during the year ended March 31, 2026 was $0.1 million (2025 - $0.2 million, 2024 - $0.2 million).

During the year ended March 31, 2026, less than 0.1 million shares (2025 - less than 0.1 million shares, 2024 - less than 0.1 million shares) were cancelled to fund withholding tax obligations upon exercise of options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton (“BSM”) valuation model. The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2026, 2025 and 2024, and the weighted average applicable assumptions used in the BSM model for stock options and SARs granted during the years then ended:

	Year Ended March 31,
	2026	2025	2024
Weighted average fair value of grants	$2.86	$3.87	$4.63
Weighted average assumptions:
Risk-free interest rate(1)	3.7%	4.2%	4.3 - 4.5%
Expected term(2)	7 years	7 years	3.3 - 7 years
Expected volatility for options(3)	47%	47%	46 - 47%
Expected dividend yield(4)	0%	0%	0%
_______________________
(1)The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve based on the expected term of the option at the time of the grant.
(2)The expected term of options granted represent the period of time that options granted are expected to be outstanding.
(3)Expected volatilities are based on implied volatilities from traded options on the Company’s shares, historical volatility of the Company’s shares and other factors.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4)The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company’s shares at the date of grant.

Restricted Share Units

RSUs generally vest ratably over one to three years based on continuous service. The Company satisfies vesting of RSUs with newly issued shares.

The following table presents the RSU activity during the year ended March 31, 2026:

	Restricted Share Units
	Old Lionsgate Class A Voting Shares			Old Lionsgate Class B Non-Voting Shares			Lionsgate
	Number of Shares		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2025	0.1		$8.39	11.1		$8.17	—	$—
Granted	—		$—	0.1		$7.29	—	$—
RSUs vested	—	(1)	$8.41	—	(1)	$7.55	—	$—
Forfeited or expired	—		$—	—	(1)	$7.97	—	$—
Outstanding at May 6, 2025	0.1		$8.39	11.2		$8.16	—	$—
Conversion	(0.1)		$—	(11.2)		$—	11.0	$8.16
Granted	—		$—	—		$—	13.7	$6.46
RSUs vested	—		$—	—		$—	(6.9)	$8.06
Forfeited or expired	—		$—	—		$—	(1.9)	$7.33
Outstanding at March 31, 2026	—		$—	—		$—	15.9	$6.83
_______________________
(1)Represents less than 0.1 million shares.

The fair values of RSUs are determined based on the market value of the shares on the date of grant. The total fair value of RSUs on the date of vesting during the year ended March 31, 2026 was $31.9 million (2025 - $37.9 million, 2024 - $39.6 million).

The following table summarizes the total remaining unrecognized compensation cost at March 31, 2026 related to non-vested stock options and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$0.2	0.6
Restricted Share Units	44.6	1.1
Total unrecognized share-based compensation	$44.8

Under the Company’s incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of RSUs. During the year ended March 31, 2026, 2.5 million shares (2025 - 3.3 million shares, 2024 - 3.0 million shares) were withheld upon the vesting of RSUs.

The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of stock options and RSUs when vesting or exercise occurs, the restrictions are released and the shares are issued. RSUs are forfeited if the employees are terminated prior to vesting.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recognized excess tax deficiencies of $4.9 million associated with its equity awards in its tax provision for the year ended March 31, 2026 (2025 - deficiencies of $2.4 million, 2024 - deficiencies of $7.4 million).

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

Other Share-Based Compensation

Pursuant to the terms of certain employment agreements, during the year ended March 31, 2026, the Company granted the equivalent of $2.3 million (2025 - $2.3 million, 2024 - $2.3 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2026, the Company issued 0.3 million shares (2025 - 0.2 million shares, 2024 - 0.3 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

15. Income Taxes

The components of pretax income (loss) from continuing operations, net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Canada	$(10.6)	$(2.4)	$12.3
Foreign	(148.7)	(274.9)	(251.8)
	$(159.3)	$(277.3)	$(239.5)

The Company’s current and deferred income tax provisions are as follows:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Current provision:
Canada	$0.4	$4.2	$0.5
Canada Provincial	0.2	—	—
Foreign	12.7	13.4	20.6
Total current provision	$13.3	$17.6	$21.1
Deferred provision:
Foreign	2.9	(0.4)	0.6
Total deferred provision	2.9	(0.4)	0.6
Total provision for income taxes	$16.2	$17.2	$21.7

The Company’s income tax provision differs from the 15% Canadian federal statutory income tax rate applied to income (loss) before taxes primarily due to the mix of earnings generated across the various jurisdictions in which operations are conducted.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The differences between income taxes expected at Canadian federal statutory income tax rates and the tax provision are as set forth below:

	Year Ended March 31,
	2026		2025		2024
	(Amounts in millions, except percentages)
Canadian federal statutory tax rate	$(23.9)	15.0%	$(41.6)	15.0%	$(35.9)	15.0%
Provincial income taxes(1)	0.2	(0.1)%	—	—%	—	—%
Foreign tax effects:
Australia
Effect of cross-border tax laws:
Withholding taxes	1.2	(0.8)%	1.2	(0.4)%	1.2	(0.5)%
Other adjustments:
Other	0.2	(0.1)%	—	—%	0.1	—%
Brazil
Effect of cross-border tax laws:
Withholding taxes	1.6	(1.0)%	0.2	(0.1)%	0.9	(0.4)%
India
Statutory tax rate difference between India and Canada	(0.8)	0.5%	(3.1)	1.1%	(1.1)	0.5%
Changes in valuation allowance	1.5	(0.9)%	6.3	(2.3)%	2.3	(1.0)%
Other adjustments:
Other	0.8	(0.5)%	0.5	(0.2)%	0.9	(0.4)%
Luxembourg
Statutory tax rate difference between Luxembourg and Canada	—	—%	(0.8)	0.3%	0.1	—%
Changes in valuation allowance	(0.5)	0.3%	518.5	(187.0)%	3.0	(1.3)%
Nontaxable and nondeductible items:
Nondeductible dividend expense	—	—%	5.8	(2.1)%	23.5	(9.8)%
Other adjustments:
Statutory loss on investment in subsidiaries	—	—%	(519.6)	187.4%	(27.3)	11.4%
Other	0.4	(0.3)%	0.2	(0.1)%	0.3	(0.1)%
United Kingdom
Statutory tax rate difference between the United Kingdom and Canada	9.4	(5.9)%	5.7	(2.1)%	7.9	(3.3)%
Changes in valuation allowance	5.2	(3.3)%	(2.6)	0.9%	0.4	(0.2)%
Nontaxable and nondeductible items:
Nontaxable intercompany profit eliminations	(2.4)	1.5%	—	—%	—	—%
Other adjustments:
Return to provision adjustments	(2.8)	1.8%	0.8	(0.3)%	(1.0)	0.4%
Statutory adjustment to basis of film assets	(15.0)	9.4%	(6.3)	2.3%	(8.1)	3.4%
Other	(0.4)	0.3%	(0.3)	0.1%	(0.3)	0.1%
United States
Statutory tax rate difference between the United States and Canada	(15.9)	10.0%	(15.4)	5.6%	(19.5)	8.1%
State and local income taxes(2), net of U.S. federal effect	2.2	(1.4)%	0.4	(0.1)%	1.4	(0.6)%
Changes in valuation allowance	36.1	(22.7)%	43.5	(15.7)%	39.7	(16.6)%
Nontaxable and nondeductible items:
Nontaxable intercompany profit eliminations	(1.9)	1.2%	4.5	(1.6)%	—	—%
Nontaxable dividend income	(2.3)	1.4%	—	—%	—	—%

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nontaxable U.S. branch income (loss)	9.8	(6.1)%	2.1	(0.8)%	1.9	(0.8)%
Nondeductible officer compensation expense	11.8	(7.4)%	4.2	(1.5)%	7.7	(3.2)%
Nondeductible meals & entertainment expense	1.7	(1.1)%	2.4	(0.9)%	0.9	(0.4)%
Other adjustments:
Noncontrolling interest in partnerships	(1.3)	0.8%	2.8	(1.0)%	18.6	(7.8)%
Other	(1.0)	0.6%	0.9	(0.3)%	1.1	(0.5)%
Other foreign jurisdictions	5.1	(3.2)%	3.4	(1.2)%	4.6	(1.9)%
Effect of cross-border tax laws:
Foreign income inclusion	1.6	(1.0)%	0.3	(0.1)%	0.1	—%
Withholding taxes	0.2	(0.1)%	3.1	(1.1)%	0.3	(0.1)%
Changes in valuation allowance	(0.3)	0.2%	1.1	(0.4)%	(1.8)	0.8%
Nontaxable and nondeductible items:
Other	0.5	(0.3)%	(1.0)	0.4%	(0.2)	0.1%
Changes in unrecognized tax benefits	(4.8)	3.0%	—	—%	—	—%
Total provision for income taxes	$16.2	(10.2)%	$17.2	(6.2)%	$21.7	(9.1)%
_______________________
(1)Provincial taxes in British Columbia made up a majority (greater than 50%) of the tax effect in this category.
(2)State taxes in California and Texas made up a majority (greater than 50%) of the tax effect in this category.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$1,215.3	$1,194.1
Foreign tax credits	33.8	36.6
Investment in film and television programs	15.9	—
Accrued compensation	39.6	34.8
Operating leases - liabilities	69.0	76.3
Other assets	28.2	45.8
Reserves	14.8	19.1
Interest	145.9	172.4
Total deferred tax assets	1,562.5	1,579.1
Valuation allowance	(1,478.5)	(1,477.5)
Deferred tax assets, net of valuation allowance	$84.0	$101.6
Deferred tax liabilities:
Intangible assets	(3.0)	(2.0)
Investment in film and television programs	—	(13.2)
Operating leases - assets	(61.4)	(68.6)
Unrealized gains on derivative contracts	(18.7)	(25.4)
Other	(15.0)	(5.3)
Total deferred tax liabilities	$(98.1)	$(114.5)

Net deferred tax liabilities	$(14.1)	$(12.9)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to Canadian, U.S. and other foreign net operating loss carryforwards (“NOLs”), U.S. federal foreign tax credit carryforwards, and carryforwards of U.S. federal and state interest expenses limited in their deduction under the Internal Revenue Code and similar state and local statutes. In its assessment, the Company has concluded there to be sufficient uncertainty regarding the future realization of these deferred tax assets.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the changes in the deferred tax valuation allowances:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Beginning balance	$1,477.5	$852.2	$644.8
Changes in valuation allowance	8.1	583.3	22.2
Other (1)	(7.1)	42.0	185.2
Ending balance	$1,478.5	$1,477.5	$852.2
_______________________
(1)Valuation allowance adjustments recorded in other comprehensive income are primarily associated with hedging activity. Amounts for the years ended March 31, 2025 and March 31, 2024 also include opening balances of $23.0 million and $187.0 million, respectively, due to the acquisition of eOne on December 27, 2023.

As of March 31, 2026, the Company had Canadian NOLs of $380.6 million which will expire beginning in 2030, U.S. federal NOLs of approximately $1,203.0 million available to reduce future U.S. federal income taxes, certain of which will expire in 2037 through 2038, state NOLs of approximately $831.5 million available to reduce future state income taxes which expire in varying amounts beginning in 2027, Luxembourg NOLs of $3,352.8 million which will expire beginning in 2036, U.K. NOLs of $28.5 million with no expiration and other foreign jurisdiction NOLs of $19.6 million which will expire beginning in 2028. In addition, as of March 31, 2026, the Company had U.S. federal credit carryforwards related to foreign taxes paid of approximately $33.8 million to offset future U.S. federal income taxes that will expire beginning in 2027.

The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “other noncurrent liabilities” in the consolidated balance sheets. The aggregate changes in the Company’s gross amount of unrecognized tax benefits, exclusive of interest and penalties, are summarized as follows (amounts in millions):

Gross unrecognized tax benefits at March 31, 2023 (liability as of March 31, 2023)	$0.3
Increases related to current year tax position	—
Increases related to prior year tax positions	5.3
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	(0.3)
Gross unrecognized tax benefits at March 31, 2024 (liability as of March 31, 2024)	5.3
Increases related to current year tax position	—
Increases related to prior year tax positions	5.6
Decreases related to prior year tax positions	(2.0)
Settlements	—
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2025 (liability as of March 31, 2025)	8.1
Increases related to current year tax position	—
Increases related to prior year tax positions	2.4
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	(0.5)
Gross unrecognized tax benefits at March 31, 2026 (liability as of March 31, 2026)	$10.0

The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision. For the years ended March 31, 2026, 2025, and 2024, the Company recognized insignificant amounts of interest and penalties related to uncertain tax positions. The liability for accrued interest and penalties amounted to $1.8 million and $2.0 million as of March 31, 2026 and 2025, respectively.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company is subject to taxation in Canada and the U.S., in addition to several other foreign jurisdictions. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward and make adjustments up to the amount of the NOLs. While the Company is in various stages of inquiry and examination with certain taxing authorities and believes that its tax positions will more-likely-than-not be sustained, it is nonetheless possible that future obligations related to these matters could arise. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from an examination.

The amounts of cash income taxes paid, net of refunds were as follows:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Federal (Canada)	$0.2	$0.1	$0.3

Australia	1.2	1.2	1.2
Brazil	1.6	0.2	1.0
India	0.8	0.5	0.9
Mexico	0.9	0.4	0.9
United Kingdom	3.2	11.0	12.7
Other Foreign Jurisdictions	6.2	6.7	5.1
Income taxes, net of refunds	$14.1	$20.1	$22.1

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S. H.R. 1 includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the U.S. international tax framework, and the restoration of favorable tax treatment for certain business provisions. This legislation has multiple effective dates, with certain provisions becoming effective beginning in 2025 and others implemented through 2027. The legislation did not have a material impact on the Company’s fiscal 2026 effective tax rate or consolidated financial statements.

16. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. During the years ended March 31, 2026, 2025 and 2024, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below.

The following table presents restructuring and other, other unusual charges or benefits and the statement of operations line items they are included in for the years ended March 31, 2026, 2025 and 2024:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$17.1	$34.8	$12.8
Severance(2)	27.0	37.0	35.4
Transaction and other costs(3)	6.8	16.5	81.9
Total restructuring and other	50.9	88.3	130.1

Other unusual charges not included in restructuring and other or the Company’s operating segments:
COVID-19 related expense (benefit) included in direct operating expense(4)	1.0	(2.0)	(1.0)
Unallocated rent cost included in direct operating expense(5)	27.3	18.6	—
Total restructuring and other and other unusual charges not included in restructuring and other	$79.2	$104.9	$129.1
_______________________
(1)Content and other impairments primarily reflect $13.2 million in content impairment charges and development cost write-offs recorded during the year ended March 31, 2026 in connection with the restructuring of the Motion Picture and Television Production businesses. In addition, the amounts in the years ended March 31, 2026 and 2025 include impairment charges related to certain operating lease right-of-use assets and leasehold improvements within the Television Production segment. These impairments were recognized as a result of facilities that are no longer expected to be utilized by the Company, primarily related to the integration of eOne. In the fiscal year ended March 31, 2025, content and other impairments also included content impairments of $7.7 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. Amounts in the year ended March 31, 2024 included $12.8 million of development costs written off in connection with the restructuring of the Television Production segment as a result of the acquisition of eOne.
(2)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring and acquisition integration activities, as well as other cost-reduction initiatives. During the fiscal year ended March 31, 2026, the Company restructured its Lionsgate Alternative Television division in addition to departures of senior executives in both the Motion Picture and Television Production segments. During the fiscal year ended March 31, 2025, in connection with the Company’s restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.0 million in severance expense was incurred under the voluntary severance program and was recognized in restructuring and other in the fiscal year ended March 31, 2025. In the fiscal year ended March 31, 2024, amounts were due to restructuring activities of the Motion Picture and Television Production segments, including integration of the eOne acquisition.
(3)Transaction and other costs in the fiscal years ended March 31, 2026, 2025 and 2024 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs associated with certain legal matters. For the years ended March 31, 2026, 2025 and 2024, transaction costs associated with the Starz Separation are excluded, as such amounts were classified within discontinued operations. In addition, the year ended March 31, 2026 included a gain of $2.6 million from the sale of the Company’s streaming platform in India that was not a part of the disposal group of the Starz Business.
In fiscal 2025 and fiscal 2024, amounts included acquisition and integration costs related to the acquisition of eOne. In fiscal 2024, amounts also included $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed. In addition, transaction and other costs in fiscal 2024 included approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. In the quarter ended March 31, 2025, the Company recognized a benefit of $3.1 million for insurance recoveries related to the loss. The Company also expects to recover a portion of the loss from the noncontrolling interest holders of this entity.
(4)Amounts in the years ended March 31, 2025 and 2024 include insurance recoveries recognized in connection with certain COVID-19-related circumstances.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)Amounts represent rent cost for production facilities that were unutilized due to lower demand following the industry strikes and, as such, were not allocated to the Company’s segments.

Changes in the severance liability were as follows for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Severance liability
Beginning balance	$23.6	$19.4	$3.8
Accruals	21.5	35.2	27.7
Severance payments	(33.1)	(31.0)	(12.1)
Ending balance(1)	$12.0	$23.6	$19.4
_______________________
(1)As of March 31, 2026, the remaining severance liability of approximately $12.0 million is expected to be paid in the next 12 months.

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

In the ordinary course of business, the Company’s reportable segments enter into transactions with one another. The most common types of intersegment transactions, prior to the Starz Separation, included licensing motion pictures or television programming (including Starz original productions) from the Motion Picture and Television Production segments to the former Media Networks segment. While intersegment transactions, prior to the Starz Separation, were treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses) were eliminated in consolidation and, therefore, did not affect consolidated results from operations. Following the Starz Separation, the Company and Starz continue to be parties to certain commercial agreements. As a result, the impacts of licensing motion pictures or television programming to Starz following the Starz Separation are not eliminated in consolidation and are reflected in the consolidated results from continuing operations, see Note 2.

Segment information for the years ended March 31, 2026, 2025 and 2024 is presented in the table below:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture (1)	$1,617.1	$1,598.6	$1,666.0
Television Production	1,044.6	1,605.8	1,330.1
Total Studio Business	2,661.7	3,204.4	2,996.1
Intersegment eliminations	(29.9)	(619.7)	(545.9)
	2,631.8	2,584.7	2,450.2
Intersegment revenues
Studio Business:
Motion Picture	3.1	203.3	128.2
Television Production	26.8	416.4	417.7
Intersegment eliminations	29.9	619.7	545.9

Segment direct operating expenses
Studio Business:
Motion Picture (1)	797.6	830.7	807.1
Television Production	801.2	1,369.3	1,090.1
Total Studio Business	1,598.8	2,200.0	1,897.2
Intersegment eliminations	(42.7)	(476.4)	(427.2)
	1,556.1	1,723.6	1,470.0
Segment distribution and marketing
Studio Business:
Motion Picture (1)	427.5	360.5	429.9
Television Production	56.3	38.1	35.3
Total Studio Business	483.8	398.6	465.2

Gross contribution
Studio Business:
Motion Picture (1)	392.0	407.4	429.0
Television Production	187.1	198.4	204.7
Total Studio Business	579.1	605.8	633.7
Intersegment eliminations	12.8	(143.3)	(118.7)
	591.9	462.5	515.0
Segment general and administration
Studio Business:
Motion Picture	113.1	103.1	116.6
Television Production	62.6	61.9	57.9
Total Studio Business	175.7	165.0	174.5

Segment profit
Studio Business:
Motion Picture	278.9	304.3	312.4
Television Production	124.5	136.5	146.8
Total Studio Business	403.4	440.8	459.2
Intersegment eliminations	12.8	(143.3)	(118.7)
	$416.2	$297.5	$340.5

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
_______________________
(1)    During the first quarter of fiscal 2026, the Company began reflecting the results of operations of its streaming platform in India within the Motion Picture segment as such operations are not a part of the disposal group of the Starz Business. Accordingly, the following amounts were reclassified from the former Media Networks segment to the Motion Picture segment in the years ended March 31, 2025 and 2024 to conform to the current period presentation: (i) revenue of $8.9 million and $9.7 million, respectively; (ii) direct operating expense of $6.5 million and $11.1 million, respectively; (iii) distribution and marketing expense of $2.7 million and $2.9 million, respectively; and (iv) general and administration expense of $3.0 million and $2.7 million, respectively, which resulted in gross contribution loss of $0.3 million and $4.3 million, respectively and segment loss of $3.3 million and $7.0 million, respectively. Additionally, the Company sold its streaming platform in India in December 2025.

The Company’s primary measure of segment performance is its Studio Business segment profit. Segment profit is defined as gross contribution (segment revenues, less segment direct operating and segment distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain content charges as a result of changes in management and/or content strategy, certain benefits or expenses related to the COVID-19 global pandemic, unallocated rent cost and purchase accounting and related adjustments. The Company believes the presentation of Studio Business segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management, including the CODM, and enables them to understand the fundamental performance of the Company’s businesses. The CODM uses the Studio Business segment profit to evaluate the operating performance of the Company’s segments, to inform decisions for planning and forecasting, and for the allocation of resources.

The following table reconciles total segment profit to the Company’s loss from continuing operations before income taxes for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Total segment profit	$416.2	$297.5	$340.5
Corporate general and administrative expenses(1)	(142.1)	(132.0)	(136.1)
Adjusted depreciation and amortization(2)	(13.6)	(13.7)	(10.6)
Restructuring and other	(50.9)	(88.3)	(130.1)
COVID-19 related (expense) benefit included in direct operating expense(3)	(1.0)	2.0	1.0
Unallocated rent cost included in direct operating expense(4)	(27.3)	(18.6)	—
Adjusted share-based compensation expense(5)	(72.5)	(52.1)	(62.2)
Purchase accounting and related adjustments(6)	(11.7)	(12.9)	(17.0)
Operating income (loss)	97.1	(18.1)	(14.5)
Interest expense	(259.7)	(261.7)	(246.6)
Interest and other income	17.9	15.0	18.5
Other loss, net	(19.6)	(11.9)	(19.3)
Gain (loss) on extinguishment of debt	(2.2)	(4.9)	10.2
Gain on investments, net	10.5	—	3.5
Equity interests income (loss)	(3.3)	4.3	8.7
Loss from continuing operations before income taxes	$(159.3)	$(277.3)	$(239.5)
_______________________
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

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Adjusted depreciation and amortization represent depreciation and amortization as presented on the consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Depreciation and amortization	$17.6	$17.8	$15.6
Less: Amount included in purchase accounting and related adjustments	(4.0)	(4.1)	(5.0)
Adjusted depreciation and amortization	$13.6	$13.7	$10.6
(3)Amounts in fiscal year 2025 and 2024 include insurance recoveries recognized in connection with certain COVID-19-related circumstances (see Note 16). These charges and benefits are excluded from segment operating results.
(4)Amounts represent rent cost for production facilities that were unutilized due to lower demand following the industry strikes and, as such, are not allocated to the Company’s segments.
(5)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Total share-based compensation expense	$78.0	$57.0	$70.2
Less:
Amount included in restructuring and other(i)	(5.5)	(4.9)	(8.0)
Adjusted share-based compensation	$72.5	$52.1	$62.2
(i)Amounts represent share-based compensation expense recorded within restructuring and other expenses, attributable to the accelerated vesting of equity awards pursuant to certain severance arrangements.
(6)Purchase accounting and related adjustments primarily consist of the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The table below presents the amounts included in each financial statement line item for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$7.7	$8.7	$12.0
Depreciation and amortization	4.0	4.2	5.0
	$11.7	$12.9	$17.0
(i)Amounts represent compensation expense associated with the noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment. Due to the link to continued employment performance, these amounts are classified as general and administrative expense instead of noncontrolling interest in the consolidated statements of operations.
See Note 13 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2026, 2025 and 2024.

The following table reconciles total segment general and administration expenses to the Company’s total consolidated general and administration expenses for the years ended March 31, 2026, 2025 and 2024:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$175.7	$165.0	$174.5
Corporate general and administrative expenses	142.1	132.0	136.1
Share-based compensation expense included in general and administrative expense	72.5	52.1	62.2
Purchase accounting and related adjustments	7.7	8.7	12.0
	$398.0	$357.8	$384.8

The following table reconciles total segment assets to the Company’s total consolidated assets:

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Assets
Motion Picture	$2,247.2	$1,870.3
Television Production	2,288.5	2,279.3
Other unallocated assets(1)	791.4	773.1
Assets of discontinued operations	—	1,899.4
Total assets	$5,327.1	$6,822.1
_______________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

The following table presents the acquisition of investment in films and television programs, as broken down by segment for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Acquisitions of investment in films and television programs
Motion Picture	$570.7	$647.2	$421.8
Television Production	613.1	549.4	275.7
Total acquisitions of investment in films and television programs	$1,183.8	$1,196.6	$697.5

The following table presents capital expenditures, as broken down by segment for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	0.4	0.3	0.3
Corporate(1)	13.0	13.2	9.6
Total capital expenditures	$13.4	$13.5	$9.9
_______________________
(1)Represents unallocated capital expenditures primarily related to the Company’s corporate headquarters.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, was as follows:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Revenue
United States	$1,702.7	$1,733.6	$1,779.5
Canada	70.1	63.0	59.4
Other foreign	859.0	788.1	611.3
Total revenue	$2,631.8	$2,584.7	$2,450.2

Long-lived tangible assets and operating lease right-of-use assets recognized on the consolidated balance sheets from continuing operations by geographic location are as follows:

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Long-lived assets
United States	$286.1	$315.7
Other foreign	11.7	12.5
Total long-lived assets	$297.8	$328.2

For the year ended March 31, 2026, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $476.1 million, primarily related to the Company’s Motion Picture and Television Production segments (2025 - revenue from two individual customers which represented greater than 10% of consolidated revenues, amounting to $513.4 million and $261.1 million, respectively, primarily related to the Company’s Motion Picture and Television Production segments; 2024 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $411.1 million, primarily related to the Company’s Motion Picture segment).

As of March 31, 2026, the Company had accounts receivable due from one customer which individually represented greater than 10% of consolidated accounts receivable and amounted to 19.8% of total consolidated accounts receivable (current and noncurrent) as of March 31, 2026, or gross accounts receivable of approximately $171.2 million. As of March 31, 2025, the Company had accounts receivable due from two customers which individually represented greater than 10% of consolidated accounts receivable and amounted to 12.7% and 10.4% of total consolidated accounts receivable (current and noncurrent) as of March 31, 2025, or gross accounts receivable of approximately $83.1 million and $68.1 million, respectively.

18. Commitments and Contingencies

Commitments

The following table presents the Company’s future annual repayment of contractual commitments as of March 31, 2026:

	Year Ending March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(1)	$143.4	$184.8	$0.3	$0.3	$0.3	$0.9	$330.0
Interest payments(2)	178.8	118.8	94.3	52.3	1.6	—	445.8
Other contractual obligations	72.8	52.6	42.1	25.7	22.7	163.0	378.9
Total future commitments under contractual obligations(3)	$395.0	$356.2	$136.7	$78.3	$24.6	$163.9	$1,154.7

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
_______________________
(1)Film related obligations commitments are not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition and include the following items:
(i)Distribution and marketing commitments represent contractual commitments for future expenditures associated with distribution and marketing of films which the Company will distribute. The payment dates of these amounts are primarily based on the anticipated release date of the film.
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
(2)Includes cash interest payments on the Company’s corporate debt and film related obligations, based on the applicable SOFR interest rates as of March 31, 2026, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(3)Not included in the amounts above are $88.9 million included in other accrued liabilities representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $114.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that the Company is unable to make sufficiently reliable estimations of future payments (see Note 12).

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

The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2026, all except one of the largest plans in which the Company participates were funded at a level of 81% or greater. The other plan, the Motion Picture Industry Pension Plan, was funded at 73.0% for the 2025 plan year, but was not considered to be in endangered, critical or declining status in the 2025 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2026, 2025 and 2024 were $71.7 million, $106.1 million, and $59.9 million, respectively.

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

As of March 31, 2026, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it currently expects will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Financial Instruments

(a) Credit Risk

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

As of March 31, 2026, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 21 months from March 31, 2026):

Foreign Currency	Foreign Currency Amount			U.S. Dollar Amount		Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
Euro	197.1	EUR	in exchange for	230.5	USD	0.86 EUR
Australian Dollar	10.1	AUD	in exchange for	7.0	USD	1.44 AUD
Canadian Dollar	40.4	CAD	in exchange for	29.6	USD	1.36 CAD
Pound Sterling	0.1	GBP	in exchange for	0.1	USD	0.75 GBP
Hungarian Forint	10,171.6	HUF	in exchange for	30.0	USD	338.75 HUF
Thai Bhat	99.0	THB	in exchange for	3.1	USD	32.13 THB

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

Designated Cash Flow Hedges. As of March 31, 2026, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 8 and Note 9):

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
January 31, 2025	$100.0	4.060%	January 31, 2027
February 14, 2025	$253.8	4.097%	February 14, 2027
April 14, 2025	$90.7	3.449%	April 14, 2027
April 14, 2025	$43.8	3.646%	April 14, 2027
July 1, 2025	$41.6	3.591%	June 14, 2027
Total	$874.9

Financial Statement Effect of Derivatives

Consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company’s derivatives on the accompanying consolidated statements of operations and comprehensive loss for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(2.3)	$3.4	$(5.8)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	$2.2	$(1.2)	$(0.3)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$3.2	$(0.6)	$36.3
Gain reclassified from accumulated other comprehensive income (loss) into interest expense	$1.7	$28.6	$41.8

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense (1)	$26.8	$4.3	$(7.2)

Total direct operating expense on consolidated statements of operations	$1,584.4	$1,740.3	$1,469.0
Total interest expense on consolidated statements of operations	$259.7	$261.7	$246.6
_______________________
(1)Represents the amortization of unrealized gains (losses) recorded in accumulated other comprehensive income (loss) related to previously terminated interest rate swaps.

Consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 11). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its consolidated balance sheets. As of March 31, 2026 and 2025, there were no swaps outstanding that were subject to a master netting arrangement.

As of March 31, 2026 and 2025, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company’s use of derivatives:

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2026
	Other Accrued Liabilities (current)	Other Liabilities (noncurrent)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.7	$—
Interest rate swaps	1.6	—
Fair value of derivatives	$4.3	$—

	March 31, 2025
	Other Assets (current)	Other Accrued Liabilities (noncurrent)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.8	$—
Interest rate swaps	—	3.1
Fair value of derivatives	$1.8	$3.1

As of March 31, 2026, based on the current release schedule, the Company estimates approximately $1.0 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending March 31, 2027.

As of March 31, 2026, the Company estimates approximately $26.4 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2027.

20. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 11). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2026, the Company’s cash and cash equivalents were held in bank depository accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows as of March 31, 2026 and 2025. As of March 31, 2026 and 2025, restricted cash primarily represents amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Cash and cash equivalents	$341.5	$212.5
Restricted cash included in other current assets	78.3	67.9
Cash in assets of discontinued operations - current	—	11.2
Total cash, cash equivalents and restricted cash	$419.8	$291.6

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

The composition of the Company’s other assets was as follows as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$25.2	$46.0
Restricted cash	78.3	67.9
Contract assets	22.1	61.4
Tax credits receivable	236.8	186.8
Total other current assets	$362.4	$362.1

Other noncurrent assets
Prepaid expenses and other	$15.3	$20.2
Accounts receivable	75.3	65.7
Contract assets	4.3	11.3
Tax credits receivable	403.6	435.8
Operating lease right-of-use assets	262.9	294.1
Total other noncurrent assets	$761.4	$827.1

Other Accrued Liabilities

Accrued expenses and other current liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $86.1 million and $59.2 million as of March 31, 2026 and 2025, respectively. In addition, other current and noncurrent liabilities include operating lease liabilities (see Note 10).

Accounts Receivable Monetization

Under the Company’s accounts receivable monetization programs, the Company has entered into individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivable from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the “other loss, net” line item on the consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the years ended March 31, 2026, 2025 and 2024. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers.

The following table presents a summary of the receivables transferred under individual agreements or purchases during the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$407.9	$478.3	$512.3
Net cash proceeds received	398.8	464.9	491.9
Loss recorded related to transfers of receivables	$9.1	$13.4	$20.4

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2026, the Company derecognized $314.4 million (March 31, 2025 - $429.9 million; March 31, 2024 - $449.2 million) of receivables from its consolidated balance sheets related to individual agreements, which the Company continues to service.

Pooled Monetization Agreement. Under a pooled monetization agreement, which matured during the year ended March 31, 2024, the Company transferred receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. The transferred receivables were fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company.

The following table presents a summary of the receivables transferred under the pooled monetization agreement during the year ended March 31, 2024:

Year Ended March 31, 2024
(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$22.2
Less amounts from collections reinvested under revolving agreement	(9.1)
Proceeds from new transfers	13.1
Collections not reinvested and remitted or to be remitted	(13.4)
Net cash proceeds received (paid or to be paid)(1)	$(0.3)

Carrying value of receivables transferred and derecognized(2)	$22.1
Obligations recorded	$2.1
Loss recorded related to transfers of receivables	$2.0
_______________________
(1)During the fiscal year ended March 31, 2024, the Company voluntarily repurchased $46.0 million of receivables previously transferred.
(2)    Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

As of March 31, 2026 and 2025 there were no outstanding receivables derecognized from the Company’s consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax. During the years ended March 31, 2026, 2025 and 2024, there was no income tax expense or benefit reflected in other comprehensive income (loss) due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2023	$(21.6)	$142.5	$120.9
Other comprehensive income (loss)	(1.1)	30.5	29.4
Reclassifications to net loss (1)	—	(34.3)	(34.3)
March 31, 2024	(22.7)	138.7	116.0
Other comprehensive income (loss)	(5.4)	5.0	(0.4)
Reclassifications to net loss (1)	—	(31.7)	(31.7)
Reclassifications to noncontrolling interest(2)	5.3	(16.6)	(11.3)
March 31, 2025	(22.8)	95.4	72.6
Other comprehensive income (loss)	12.1	0.8	12.9
Reclassifications to net loss (1)	—	(30.7)	(30.7)
Spin off of the Starz Business	(19.2)	—	(19.2)
Elimination of noncontrolling interest (3)	(6.8)	14.6	7.8
March 31, 2026	$(36.7)	$80.1	$43.4
_______________________
(1)Represents a loss of $2.2 million included in direct operating expense and a gain of $28.5 million included in interest expense on the consolidated statement of operations in the year ended March 31, 2026 (2025 - loss of $1.2 million included in direct operating expense and a gain of $32.9 million included in interest expense; 2024 - loss of $0.3 million included in direct operating expense and a gain of $34.6 million included in interest expense) (see Note 19).
(2)Represents amounts reclassified in connection with the noncontrolling interest recorded for the proportionate ownership interest in the carrying value of Legacy Lionsgate Studios prior to the Starz Separation.
(3)    Represents the Legacy Lionsgate Studios noncontrolling interest that was eliminated in connection with the LG Studios Flip (see Note 3).

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2026 amounted to $269.2 million (2025 - $241.3 million; 2024 - $222.4 million).

Significant non-cash transactions during the fiscal years ended March 31, 2026, 2025 and 2024 include certain interest rate swap agreements, which are discussed in Note 19, “Financial Instruments.”

There were no significant non-cash investing or financing activities for the fiscal years ended March 31, 2026, 2025 and 2024.

Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$69.5	$68.4	$45.1

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$12.0	$7.4	$172.1
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$7.7	$2.8	$103.6
Operating leases - increase in lease liability	$7.7	$2.8	$103.6

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Related Party Transactions

Letter Agreement

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

Investor Rights Agreement

On May 6, 2025, Lionsgate entered into an investor rights agreement with MHR Fund Management and affiliated funds (for purposes of this section, “MHR Fund Management”), Liberty Global Ventures Limited and Liberty Global Ltd. (collectively, “Liberty”) (as amended from time to time, the “Investor Rights Agreement”). The Investor Rights Agreement provides that, among other things, (i) for so long as funds affiliated with MHR Fund Management beneficially own at least 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include three (3) designees of MHR Fund Management (at least one of whom will be an independent director and will be subject to approval by the Lionsgate Board of Directors) on its slate of director nominees for election at each future annual general meeting of Lionsgate’s shareholders, (ii) for so long as funds affiliated with MHR Fund Management beneficially own at least 7,500,000, but less than 10,000,000, of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include two designees of MHR Fund Management on its slate of director nominees for election at each future annual general meeting of Lionsgate’s shareholders, and (iii) for so long as funds affiliated with MHR Fund Management beneficially own at least 5,000,000, but less than 7,500,000, of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of MHR Fund Management on its slate of director nominees for election at each future annual general meeting of Lionsgate’s shareholders. Dr. Rachesky, Ms. Fine and Mr. Harkey were appointed as the designees of MHR Fund Management to the Board pursuant to the Investor Rights Agreement.

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

In addition, under the Investor Rights Agreement, Lionsgate has also agreed to provide MHR Fund Management and Liberty with certain pre-emptive rights on shares that Lionsgate may issue in the future for cash consideration.

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

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Voting Agreement

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

In addition, each of Liberty and MHR Fund Management (together with certain of their affiliates) has agreed that as long as any of them have the right to nominate at least one representative to the Board, each of them will vote all of Lionsgate’s common shares owned by them (together with certain of their affiliates) in favor of each of the other’s respective nominees to the Board, subject to certain exceptions set forth in the Voting Agreement.

Under the Voting Agreement, Liberty (together with certain of its affiliates) has also agreed that if it sells or transfers any of its common shares to a shareholder or group of shareholders that beneficially own 5% or more of Lionsgate’s common shares, or that would result in a person or group of persons beneficially owning 5% or more of Lionsgate’s common shares, any such transferee would have to agree to the Voting Agreement, subject to certain exceptions set forth in the Voting Agreement.

Registration Rights Agreements

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

Governance, Standstill and Voting Agreement

On January 26, 2026, the Company entered into a Governance, Standstill and Voting Agreement (the “Standstill Agreement”) with Liberty 77, Liberty 77 Fund L.P., a Cayman Islands exempted limited partnership, and Liberty 77 Fund International L.P., a Cayman Islands exempted limited partnership (each, a “Liberty Party,” and together, the “Liberty Parties”), and MHR Fund Management.

The Standstill Agreement provides that the Company will appoint Steven T. Mnuchin as a Liberty Party designated director (the “New Liberty Director”) to the Board, effective as of January 26, 2026, and will include Mr. Mnuchin on its slate of director nominees at the next annual meeting of shareholders and any subsequent annual meetings of shareholders, so long as the Liberty Parties continue to beneficially own at least five percent (5%) of the Company’s outstanding common shares and Mr. Mnuchin continues to satisfy all applicable nomination requirements under the Company’s governance documents and applicable law.

LIONSGATE STUDIOS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Standstill Agreement requires each of the Liberty Parties and MHR Fund Management to vote all of the Company’s common shares owned by them (together with certain of their affiliates) in favor of each of the other’s respective nominees to the Board, subject to certain exceptions set forth in the Standstill Agreement.

The Standstill Agreement further provides that, for the period beginning on the date of the agreement and continuing until the one-year anniversary of the date that any New Liberty Director that is appointed in accordance with the Standstill Agreement is not serving on the Board, none of the Liberty Parties and MHR Fund Management will engage in customary standstill actions, including increasing their ownership in the Company above 17.5%, making unsolicited proposals, launching proxy contests, forming groups, or otherwise participating in activities that could challenge or circumvent the Company’s governance structure. The Standstill Agreement also includes customary transfer restrictions, limitations on derivative or hedging transactions, and prohibitions on certain coordinated actions, and provides for the automatic termination of these restrictions in certain circumstances, including the Company’s entry into a definitive agreement for extraordinary transactions described in the Standstill Agreement.

The Standstill Agreement also provides the Liberty Parties with pre-emptive rights and registration rights, in each case, consistent with the rights included in the Investor Rights Agreement and the Registration Rights Agreements described above, as well as certain “most favored nations” provisions to both the Liberty Parties and MHR Fund Management that terminate once the parties own less than 20,000,000 of the Company’s common shares

The foregoing descriptions of the MHR Letter Agreement, the Investor Rights Agreement, the Voting Agreement and the Registration Rights Agreements, and Governance, Standstill and Voting Agreement are not meant to be complete and are qualified by reference to the full text of each of the MHR Letter Agreement, the Investor Rights Agreement, the Voting Agreement, the Registration Rights Agreements and the Governance, Standstill and Voting Agreement, respectively, which are filed as exhibits hereto and incorporated by reference herein.

Transactions with Equity Method Investees

Equity Method Investees. In the ordinary course of business, the Company is involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company’s films and television programs, for which the impact on the Company’s consolidated balance sheets and consolidated statements of operations were as follows (see Note 1 and Note 6):

	March 31, 2026	March 31, 2025
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$9.4	$11.7
Investment in films and television programs	0.7	1.1
Total due from related parties	$10.1	$12.8

Accounts payable(1)	$—	$17.6
Participations and residuals, current	17.7	11.1
Participations and residuals, noncurrent	0.3	1.8
Deferred revenue, current	0.2	0.1
Total due to related parties	$18.2	$30.6

	Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$3.7	$4.0	$4.2
Direct operating expense	$2.4	$4.6	$5.0
Distribution and marketing expense	$1.5	$3.0	$0.8
_______________________
(1)Amounts primarily represent production related advances due to certain of the Company’s equity method investees.