Form 10-Q
period 2026-06-30
Lionsgate Studios Corp.
filed 2026-08-06
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2026
Common Shares, no par value per share	297,559,680 shares

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q (“Quarterly Report”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

We caution you that forward-looking statements made in this Quarterly Report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this Quarterly Report as a result of various important factors, including, but not limited to: changes in our business strategy; the substantial investment of capital required to produce and market films and television programming; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; weakness in the global economy and financial markets, including a recession, bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; the volatility of currency exchange rates; our ability to manage growth; the effects of competition on our business; the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate or will operate in the future; international, national or local economic, social or political conditions that could adversely affect our business; the effectiveness of our internal controls and our corporate policies and procedures; changes in personnel and availability of qualified personnel; the volatility of the market price and liquidity of our common shares; and the other risks and uncertainties. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2026, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. “Risk Factors” herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Form 10-K, and this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements which we make in this Quarterly Report speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

The information we post through these channels is not a part of this Quarterly Report. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$425.8	$341.5
Accounts receivable, net	665.9	784.8
Other current assets	366.6	362.4
Total current assets	1,458.3	1,488.7
Investment in films and television programs, net	2,162.9	2,128.4
Property and equipment, net	34.5	34.9
Investments	40.1	41.1
Intangible assets, net	24.7	25.8
Goodwill	846.8	846.8
Other noncurrent assets	765.7	761.4
Total assets	$5,333.0	$5,327.1
LIABILITIES
Current liabilities:
Accounts payable	$169.6	$213.4
Content related payables - current	22.5	38.0
Accrued expenses and other current liabilities	351.0	354.0
Participations and residuals - current	626.9	615.6
Film related obligations - current	1,622.1	1,293.4
Debt - current	162.1	162.1
Deferred revenue - current	366.5	370.4
Total current liabilities	3,320.7	3,046.9
Debt - noncurrent	1,740.1	1,778.1
Participations and residuals - noncurrent	515.9	485.2
Film related obligations - noncurrent	414.4	656.5
Other noncurrent liabilities	295.5	308.1
Deferred revenue - noncurrent	90.1	87.6
Deferred tax liabilities	14.4	14.1
Total liabilities	6,391.1	6,376.5

Commitments and contingencies (Note 16)

Redeemable noncontrolling interest	112.0	114.1

EQUITY (DEFICIT)
Common shares, no par value, unlimited shares authorized, 293.0 shares issued (March 31, 2026 - 290.4)	2,530.9	2,496.6
Accumulated deficit	(3,762.1)	(3,732.9)
Accumulated other comprehensive income	31.0	43.4
Total Lionsgate Studios Corp. shareholders’ equity (deficit)	(1,200.2)	(1,192.9)
Noncontrolling interests	30.1	29.4
Total equity (deficit)	(1,170.1)	(1,163.5)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,333.0	$5,327.1

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)

	Three Months Ended
	June 30,
	2026	2025
Revenues	$776.6	$525.9
Expenses:
Direct operating	497.0	339.0
Distribution and marketing	121.8	118.1
General and administration	124.9	70.2
Depreciation and amortization	4.4	4.4
Restructuring and other	2.9	4.8
Total expenses	751.0	536.5
Operating income (loss)	25.6	(10.6)
Other income (expenses):
Interest expense	(56.9)	(68.7)
Interest and other income	4.8	4.4
Other gain (loss), net	3.7	(17.0)
Loss on extinguishment of debt	—	(1.0)
Gain on investments, net	1.3	8.8
Equity interests loss	—	(1.2)
Loss from continuing operations before income taxes	(21.5)	(85.3)
Income tax provision	(7.8)	(6.4)
Net loss from continuing operations, net of income taxes	(29.3)	(91.7)
Net loss from discontinued operations, net of income taxes	—	(14.9)
Net loss	(29.3)	(106.6)
Net (income) loss attributable to noncontrolling interests	0.5	(2.3)
Net loss attributable to Lionsgate Studios Corp. shareholders	$(28.8)	$(108.9)

Amounts attributable to Lionsgate Studios Corp. shareholders:
Net loss from continuing operations	$(28.8)	$(94.0)
Net loss from discontinued operations, net of income taxes	—	(14.9)
Net loss attributable to Lionsgate Studios Corp. shareholders	$(28.8)	$(108.9)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share - continuing operations	$(0.10)	$(0.35)
Basic net loss per common share - discontinued operations	$—	$(0.05)
Basic net loss per common share	$(0.10)	$(0.40)

Diluted net loss per common share - continuing operations	$(0.10)	$(0.35)
Diluted net loss per common share - discontinued operations	$—	$(0.05)
Diluted net loss per common share	$(0.10)	$(0.40)

Weighted average number of common shares outstanding:
Basic	291.6	272.3
Diluted	291.6	272.3
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in millions)

	Three Months Ended
	June 30,
	2026	2025
Net loss from continuing operations, net of tax	$(29.3)	$(91.7)
Other comprehensive income (loss) from continuing operations, net of tax:
Foreign currency translation adjustments, net of tax	(7.1)	20.5
Net unrealized loss on cash flow hedges, net of tax	(5.3)	(10.7)
Total other comprehensive loss from continuing operations	(41.7)	(81.9)
Net loss from discontinued operations, net of tax	—	(14.9)
Total comprehensive loss	(41.7)	(96.8)
Net (income) loss attributable to noncontrolling interests	0.5	(2.3)
Total comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(41.2)	$(99.1)

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Amounts in millions)

	Lionsgate		Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares		Common Shares
	Number	Amount	Number	Amount	Number	Amount
Balance as of March 31, 2026	290.4	$2,496.6	—	$—	—	$—	$(3,732.9)	$43.4	$(1,192.9)	$29.4	$(1,163.5)
Exercise of stock options	0.5	5.6	—	—	—	—	—	—	5.6	—	5.6
Share-based compensation, net of share cancellations for taxes	2.1	28.2	—	—	—	—	—	—	28.2	—	28.2
Issuance of common shares	—	0.5	—	—	—	—	—	—	0.5	—	0.5
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	—	—	—	(28.8)	—	(28.8)	0.8	(28.0)
Other comprehensive loss	—	—	—	—	—	—	—	(12.4)	(12.4)	—	(12.4)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Balance as of June 30, 2026	293.0	$2,530.9	—	$—	—	$—	$(3,762.1)	$31.0	$(1,200.2)	$30.1	$(1,170.1)

Balance as of March 31, 2025	—	$—	83.7	$674.7	156.8	$2,522.1	$(3,534.1)	$72.6	$(264.7)	$(88.0)	$(352.7)
Share-based compensation prior to Starz Separation, net of share cancellations for taxes	—	—	—	0.1	0.1	6.8	—	—	6.9	—	6.9
Issuance of common shares	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	250.8	2,551.8	(83.7)	(675.0)	(156.9)	(2,529.1)	—	(19.2)	(671.5)	—	(671.5)
Issuance of Lionsgate common shares for LG Studios Flip post Starz Separation and acquisition of noncontrolling interest in Lionsgate Studios (see Note 1)	34.9	(124.6)	—	—	—	—	—	7.8	(116.8)	116.8	—
Share-based compensation post Starz separation, net of share cancellations for taxes	0.1	(2.9)	—	—	—	—	—	—	(2.9)	—	(2.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Net income (loss)	—	—	—	—	—	—	(108.9)	—	(108.9)	2.0	(106.9)
Other comprehensive income (loss)	—	—	—	—	—	—	(0.1)	9.7	9.6	—	9.6
Balance as of June 30, 2025	285.8	$2,424.3	—	$—	—	$—	$(3,643.1)	$70.9	$(1,147.9)	$29.9	$(1,118.0)
___________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Three Months Ended
	June 30,
	2026	2025
Operating Activities:
Net loss	$(29.3)	$(106.6)
Less: Net loss from discontinued operations, net of tax	—	(14.9)
Net loss from continuing operations, net of tax	(29.3)	(91.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4.4	4.4
Amortization of films and television programs	264.9	224.4
Amortization of debt financing costs and other non-cash interest (benefit)	(0.3)	3.6
Non-cash share-based compensation	41.1	1.7
Other non-cash items	6.4	25.3
Loss on extinguishment of debt	—	1.0
Equity interests loss	—	1.2
Gain on investments, net	(1.3)	(8.8)
Deferred income taxes	0.3	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	131.1	7.4
Investment in films and television programs, net	(300.6)	(250.2)
Other assets	(29.4)	13.3
Accounts payable and accrued liabilities	(58.8)	(20.2)
Participations and residuals	42.9	(26.0)
Content related payables	(15.9)	(9.8)
Deferred revenue	(1.4)	15.2
Net Cash Flows Provided By (Used In) Operating Activities - Continuing Operations	54.1	(109.1)
Net Cash Flows Provided By Operating Activities - Discontinued Operations	—	78.1
Net Cash Flows Provided By (Used In) Operating Activities	54.1	(31.0)
Investing Activities:
Acquisitions of businesses, net of cash acquired	—	(29.4)
Proceeds from the sale of equity method and other investments	—	34.0
Investments in equity method investees and other, net	—	(1.5)
Repayment of loans receivable, net	0.1	—
Capital expenditures	(2.9)	(3.5)
Net Cash Flows Used In Investing Activities - Continuing Operations	(2.8)	(0.4)
Net Cash Flows Used In Investing Activities - Discontinued Operations	—	(1.5)
Net Cash Flows Used in Investing Activities	(2.8)	(1.9)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	294.3	696.4
Debt - repurchases and repayments	(335.5)	(1,007.9)
Film related obligations - borrowings	475.4	551.1
Film related obligations - repayments	(392.6)	(479.8)
Cash settlement in connection with Starz Separation refinancing	—	262.8
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp.	—	(3.5)
Distributions to noncontrolling interest	(1.4)	(0.8)
Exercise of stock options	5.6	—
Tax withholding required on equity awards	(15.9)	(0.3)
Net Cash Flows Provided By Financing Activities - Continuing Operations	29.9	18.0
Net Cash Flows Used In Financing Activities - Discontinued Operations	—	(22.3)
Net Cash Flows Provided By (Used In) Financing Activities	29.9	(4.3)
Net Change In Cash, Cash Equivalents and Restricted Cash	81.2	(37.2)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(1.6)	3.2
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	419.8	291.6
Cash, Cash Equivalents and Restricted Cash - End Of Period	$499.4	$257.6
See accompanying notes.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations, Basis of Presentation and Significant Accounting Policies

Organization and Nature of Operations

Lionsgate Studios Corp. (NYSE: LION) (the “Company,” “Lionsgate,” “New Lionsgate,” “we,” “us” or “our”), a corporation organized under the laws of British Columbia, Canada, together with its direct and indirect subsidiaries, is a standalone, pure-play content company focused on the development, production, acquisition, distribution and licensing of motion picture and television content worldwide. The Company owns a portfolio of film and television brands and franchises, a talent management and production business and a film and television library consisting of more than 20,000 titles.

Reorganization and Starz Separation

Prior to May 6, 2025, as further discussed below, Lions Gate Entertainment Corp. (“Old Lionsgate”) encompassed both the STARZ premium global subscription platform (the “Starz Business”) and the motion picture and television studio operations (the “Studio Business”), which was operated by its consolidated subsidiary, Lionsgate Studios Corp. (“Legacy Lionsgate Studios”) (formerly listed NASDAQ: LION), in which Old Lionsgate held an approximately 87.8% ownership interest.

On May 6, 2025, pursuant to an arrangement agreement, Old Lionsgate completed the separation of Legacy Lionsgate Studios and the Starz Business (the “Starz Separation”), resulting in two independent publicly-traded companies: (i) Lionsgate Studios Corp., which now holds the Studio Business and (ii) Starz Entertainment Corp., which now holds the Starz Business that was previously held by Old Lionsgate.

For accounting purposes, under United States generally accepted accounting principles (“U.S. GAAP”), Old Lionsgate was treated as the accounting spinnor and predecessor to the Company and Starz was treated as the accounting spinnee. As a result, the pro rata distribution of the Starz Business was recorded as an equity transaction and no gain or loss was recognized. The historical results of operations and cash flows of the Starz Business, previously reported as the Media Networks segment, are presented as discontinued operations for periods prior to the separation. See Note 2 for the presentation of discontinued operations, including the partial period through May 6, 2025, during the three months ended June 30, 2025.

In connection with the Starz Separation, Old Lionsgate shareholders received shares of both Lionsgate Studios Corp. and Starz Entertainment Corp. based on their respective holdings of Old Lionsgate Class A and Class B shares. In addition, Legacy Lionsgate Studios shareholders (other than Old Lionsgate) exchanged their shares for newly issued Lionsgate common shares based on a defined exchange ratio (the “LG Studios Flip”). As a result, the previously reported noncontrolling interest in Legacy Lionsgate Studios was eliminated. Old Lionsgate Class A and Class B shares, as well as the Legacy Lionsgate Studios common shares, were delisted.

Basis of Presentation

Generally Accepted Accounting Principles

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and are consistent in all material respects with the accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 27, 2026. The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. Interim results are not necessarily indicative of financial results for a full year. The balance sheet as of March 31, 2026 has been derived from the Company’s audited financial statements, at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications

Certain reclassifications have been made in the fiscal 2026 financial statements to conform to the fiscal 2027 presentation.

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

Segment Information

The Company has two reportable segments, Motion Picture and Television Production. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. Television Production consists of the development, production and worldwide distribution of television productions including television series, movies, mini-series and non-fiction programming. Television Production includes the domestic and international licensing of Starz original productions to Starz Entertainment Corp., and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment LLC (“3 Arts”), the Company’s talent management and television/film production business.

The Company’s reportable segments are based on the distinct nature of their operations, the Company’s internal management structure and the financial information regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”). The CODM uses segment profit, as defined in Note 15, to evaluate the current operating performance of each segment, support future operating plans and forecasts and to allocate resources. The Company’s Chief Executive Officer serves as the CODM.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

Accounting Guidance Adopted in Fiscal 2027

Financial Instruments: In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The provisions differ from current U.S. GAAP as current guidance requires an entity to consider adjustments to historical credit loss experience to reflect the extent to which management expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. On April 1, 2026, the Company adopted the provisions of ASU 2025-05 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s results of operations, financial condition or related disclosures.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements Not Yet Adopted

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

Business Combinations: In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”). This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This ASU is effective for interim periods within annual reporting periods beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal 2028 interim reporting periods, with early adoption permitted. ASU 2025-03 requires that an entity apply the new guidance prospectively to any acquisition that occurs after the initial application date. The Company will adopt this guidance and apply it prospectively to applicable business combinations occurring on or after the date of adoption.

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

2. Discontinued Operations

As described in Note 1, on May 6, 2025, the Starz Separation was completed. As the Starz Separation represented a strategic shift that had a major effect on the Company’s operations and financial results, the historical results of operations of the Starz Business, previously presented as the Media Networks segment of Old Lionsgate, are presented as discontinued operations through the separation date.

Loss from discontinued operations, reflecting the results of the Starz Business through May 6, 2025 for the three months ended June 30, 2025, is as follows:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended
June 30,
2025
(Amounts in millions)
Revenues	$127.3
Expenses:
Direct operating	71.7
Distribution and marketing	26.3
General and administration	10.0
Depreciation and amortization	19.6
Restructuring and other	13.5
Total expenses	141.1
Operating loss	(13.8)
Interest expense	(0.4)
Other loss, net	(0.6)
Loss from discontinued operations before income taxes	(14.8)
Income tax provision	(0.1)
Net loss from discontinued operations, net of income taxes	$(14.9)

General and administrative corporate overhead costs previously allocated to the Starz Business that did not meet the criteria to be presented as discontinued operations were excluded from the amounts presented above. Expenses incurred directly related to the Starz Separation during the three months ended June 30, 2025, including legal, accounting and tax advisory services of $6.3 million, are reflected as discontinued operations.

Discontinued operations include only interest expense and related costs directly attributable to the Starz Business or associated with debt obligations that remained with Starz post-separation, primarily related to certain Starz-issued notes and other directly related obligations. No other interest expense was allocated to discontinued operations.

Continuing Involvement with Starz Entertainment Corp.

Transition Services Agreement. In connection with the Starz Separation, the Company and Starz entered into a transition services agreement pursuant to which the Company and Starz provide to each other, on an interim, transitional basis, various services, such as services related to production (such as music creative/supervision), finance, accounting, legal, information technology, human resources, investor relations, employee benefits and other services, for periods generally up to thirteen (13) months following the completion of the Starz Separation. During the three months ended June 30, 2026, the Company recognized $0.1 million of transition services agreement reimbursement, recorded as a reduction to general and administration expense within continuing operations.

Content Licensing. Following the Starz Separation, the Company and Starz continue to be parties to certain commercial agreements, including: (i) master originals content licensing agreements granting Starz subscription video on demand (“SVOD”) and pay television rights to certain first-run original series owned by the Company in the U.S. and Canada; (ii) library license agreements granting Starz SVOD and pay television rights to certain library series and film content owned by the Company in the U.S. and Canada; (iii) a multiyear pay-one television output arrangement granting Starz an exclusive U.S. pay television/SVOD license to Lionsgate- or Summit-branded films theatrically released in the U.S.; and (iv) a distribution agreement authorizing the Company, on an exclusive basis, to globally distribute off-platform linear, on-demand, and transactional rights to certain original series owned by Starz (subject to holdbacks to preserve periods of exclusivity for Starz’s platforms). These agreements have varying terms, with certain library license agreements extending through at least 2028 and the pay television/SVOD arrangement with license periods extending through at least 2037. The Company recognized $42.6 million and $82.5 million of revenue from these licensing agreements within continuing operations for the three months ended June 30, 2026 and 2025, respectively. The Company received $100.7 million and $60.3 million of cash related to such agreements during the three months ended June 30, 2026 and 2025, respectively.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions

A & A Acquisition

On May 30, 2025, 3 Arts, acquired a 51% ownership interest in A & A Management Group LLC, (“A & A”), a full service sports and entertainment management company for cash consideration of $24.5 million and up to $6.8 million of contingent consideration payable based on specified EBITDA thresholds through the fiscal year ending March 31, 2027. Under the acquisition method of accounting, A & A’s results of operations have been included in the Company’s consolidated financial statements beginning on the acquisition date. Based upon the final valuation, $31.0 million was allocated to goodwill and $19.2 million was recorded as redeemable noncontrolling interest, representing the noncontrolling interest holder’s 49% ownership interest in A & A (see Note 9). The goodwill is primarily the value of key relationships in the sports and entertainment industry and is included in the Television Production segment. Goodwill is not amortized for financial reporting purposes but is deductible for federal income tax purposes.

4. Investment in Films and Television Programs

The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs was as follows:

	June 30, 2026	March 31, 2026
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,106.1	$1,040.5
Completed and not released	56.5	249.8
In progress	908.7	743.1
In development	91.6	95.0
Total investment in films and television programs, net	$2,162.9	$2,128.4

At June 30, 2026, acquired film and television libraries had remaining unamortized costs of $200.1 million, which are monetized individually and amortized on either a straight-line basis or under the individual-film-forecast method over a weighted average remaining period of approximately 12.4 years (March 31, 2026 - unamortized costs were $207.0 million).

Amortization of investment in film and television programs was $264.9 million and $224.4 million for the three months ended June 30, 2026 and 2025, respectively, and is included in direct operating expense in the unaudited condensed consolidated statements of operations.

Impairments. Investment in films and television programs include write-downs to fair value. During the three months ended June 30, 2026, the Company recorded impairment charges of $11.2 million and $1.6 million related to its Motion Picture and Television Production segments, respectively. The write-downs are included in the amortization expense amounts disclosed above, within direct operating expense in the unaudited condensed consolidated statement of operations. There were no impairment charges recorded during the three months ended June 30, 2025.

5. Investments

The Company’s investments consisted of the following:

	June 30, 2026	March 31, 2026
	(Amounts in millions)
Investments in equity method investees	$28.7	$31.4
Other investments(1)	11.4	9.7
Total investments in equity method investees	$40.1	$41.1
___________________
(1) Other investments represent equity investments without readily determinable fair values.

Equity Method Investments

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

Sale of Equity Method Investment

On April 17, 2025, the Company sold its equity method ownership interest in Spyglass, a global premium content company, for $31.9 million, resulting in a gain of $3.1 million recognized within gain on investments on the Company’s unaudited condensed consolidated statement of operations during the three months ended June 30, 2025. The Company received the total proceeds during the year ended March 31, 2026.

6. Debt

Total debt of the Company, excluding film related obligations, as of June 30, 2026 and March 31, 2026 was as follows:

	June 30, 2026	March 31, 2026
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	—	—
Senior Notes	389.9	389.9
eOne IP Credit Facility	362.0	371.3
LG IP Credit Facility	1,156.3	1,187.5
3 Arts Credit Facility	30.7	30.7
Total corporate debt	1,938.9	1,979.4
Unamortized debt issuance costs	(36.7)	(39.2)
Total corporate debt, net	1,902.2	1,940.2
Less current portion	(162.1)	(162.1)
Total corporate debt - noncurrent	$1,740.1	$1,778.1

Credit Agreement (Revolving Credit Facility)

On May 6, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Lions Gate Television Inc. (“LGTV”), a wholly-owned subsidiary of the Company, as borrower, the guarantors referred to therein, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.

Revolving Credit Facility Availability of Funds & Commitment Fee. The Credit Agreement provides for an $800.0 million senior secured revolving credit facility, which may be increased up to $1,200.0 million, subject to the terms and conditions set forth therein. Borrowing availability is limited by a borrowing base. As of June 30, 2026, $800.0 million of borrowing capacity was available. LGTV is required to pay a commitment fee of 0.375% per annum on the unused portion of the revolving facility.

Maturity Date. The Credit Agreement and commitments thereunder will mature on May 6, 2030.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest. Borrowings under the Credit Agreement bear interest at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. As of June 30, 2026, the effective interest rate on outstanding borrowings was 6.15% before the impact of interest rate swaps. See Note 17 for interest rate swap detail.

Security and Guarantees. LGTV’s obligations under the Credit Agreement are guaranteed by the Company and substantially all of its wholly-owned restricted subsidiaries and secured by substantially all assets of LGTV and the guarantors, in each case subject to certain customary exceptions.

Covenants. The Credit Agreement contains customary affirmative and negative covenants that, subject to certain significant exceptions, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or liens, make investments, engage in mergers, consolidations, asset sales or acquisitions, pay dividends or other restricted payments and enter into certain affiliate transactions. In addition, the Credit Agreement requires the Company to maintain a Liquidity Ratio (as defined in the Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2026, the Company was in compliance with all applicable covenants.

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

Senior Notes

On May 8, 2024, an indirect, wholly-owned subsidiary of Old Lionsgate issued $389.9 million aggregate principal amount of 5.5% senior notes due on April 15, 2029 (the “Senior Notes”) in exchange for an equivalent principal amount of existing 5.5% senior notes due 2029.

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

Covenants. The Senior Notes contain covenants that, subject to specified exceptions, restrict the Company’s ability to incur additional indebtedness, declare dividends or repurchase its common shares, make certain loans or investments, and dispose of certain assets, among other limitations. As of June 30, 2026, the Company was in compliance with all applicable covenants.

Optional Redemption. The Company may redeem the Senior Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest, if any, to the redemption date. The redemption prices (expressed as a percentage of the principal amount) are as follows: (i) prior to the first anniversary of the Starz Separation closing date - 103.0%; (ii) on or after the first anniversary and prior to the second anniversary - 102%; (iii) on or after the second anniversary and prior to the third anniversary - 101.0%; (iv) on or after the third anniversary - 100%.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capacity to Pay Dividends. As of June 30, 2026, the capacity to pay dividends under the Credit Agreement and the Senior Notes significantly exceeded the Company’s accumulated deficit balance or net loss from continuing operations. Accordingly, the net loss from continuing operations, net of income tax, for the three months ended June 30, 2026 of $29.3 million and accumulated deficit as of June 30, 2026 of $3,762.1 million did not impose restrictions on its ability to pay dividends as of June 30, 2026.

eOne IP Credit Facility:

In July 2024, certain subsidiaries of the Company entered into a $340.0 million senior secured amortizing term credit facility (the “eOne IP Credit Facility”) secured by certain intellectual property rights primarily associated with titles acquired as part of the eOne acquisition. In March 2026, the Company amended the eOne IP Credit Facility, increasing the maximum principal amount to $371.3 million. The facility continues to be subject to the amount of collateral available, based on the valuation of unsold rights from the libraries. Prior to the amendment, the eOne IP Credit Facility was subject to quarterly required principal payments of $8.5 million beginning on November 14, 2024. Following the amendment, the required quarterly principal payments increased to $9.3 million, beginning with the quarter ended March 31, 2026. The remaining balance outstanding is due at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 5.90% as of June 30, 2026, before the impact of interest rate swaps, see Note 17). As of June 30, 2026, there was no available borrowing capacity under the eOne IP Credit Facility. The eOne IP Credit Facility matures on July 3, 2029.

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

The Company is subject to quarterly required principal payments of 2.50% of the applicable aggregate outstanding principal amount, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 5.90% as of June 30, 2026, before the impact of interest rate swaps, see Note 17). As of June 30, 2026, there was no available borrowing capacity under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.

3 Arts Credit Facility:

On May 29, 2025 in preparation for the A & A purchase (see Note 3), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) secured by a security interest in substantially all of the assets of 3 Arts and guarantors, as defined in the 3 Arts Credit Facility, subject to certain exceptions. The 3 Arts Credit Facility also contains certain customary affirmative and negative covenants that are customary for similar financings. Payable at maturity, advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans (effective interest rate of 6.15% as of June 30, 2026, before the impact of interest rate swaps, see Note 17 for interest rate swaps). The borrower will pay a commitment fee equal to 0.35% per annum in respect of unutilized commitments thereunder. As of June 30, 2026, there was $19.3 million of borrowing capacity available under the 3 Arts Credit Facility. The 3 Arts Credit Facility matures on May 29, 2029.

Loss on Extinguishment of Debt:

The Company recognized a $1.0 million loss on extinguishment of debt during the three months ended June 30, 2025, related to the termination of its prior revolving credit facility and entry into the Credit Agreement in connection with the Starz Separation. There was no extinguishment of debt recognized during the three months ended June 30, 2026.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Film Related Obligations

Total film related obligations as of June 30, 2026 and March 31, 2026 were as follows:

	June 30, 2026	March 31, 2026
	(Amounts in millions)
Film related obligations:
Production Loans	$1,364.7	$1,283.9
Production Tax Credit Facility	367.4	368.0
Backlog Facility and Other	313.2	307.2
Total film related obligations	2,045.3	1,959.1
Unamortized issuance costs	(8.8)	(9.2)
Total film related obligations, net	2,036.5	1,949.9
Less current portion	(1,622.1)	(1,293.4)
Total film related obligations - noncurrent	$414.4	$656.5

Production Loans:

Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.41% (before the impact of interest rate swaps, see Note 17). As of June 30, 2026, production loans amounting to $1,196.3 million are secured by collateral consisting of the underlying rights related to the intellectual property rights of the related film or television production, with the remaining $168.4 million as unsecured.

Production Tax Credit Facility:

In January 2021, as amended in May 2025, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) secured solely by certain of the Company’s tax credit receivables. As of June 30, 2026, the Production Tax Credit Facility had a maximum borrowing capacity of $380.0 million, subject to the availability of certain eligible collateral. The collateral is based on specified percentages of amounts receivable from governmental authorities pursuant to the tax incentive laws of eligible jurisdictions related to the production or exploitation of motion pictures and television programming in such jurisdictions. Cash received is used to repay outstanding borrowings under the facility. As of June 30, 2026, tax credit receivable of $443.4 million served as collateral under the facility, and $12.6 million of borrowing capacity remained available. Advances under the facility bear interest at either (i) SOFR plus 0.10% plus 1.50% per annum, or (ii) the base rate plus 0.50% per annum (effective interest rate of 5.25% as of June 30, 2026). The Production Tax Credit Facility matures on January 27, 2028.

Backlog Facility and Other:

Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of June 30, 2026 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 4.90% as of June 30, 2026). The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of June 30, 2026, there was $175.0 million outstanding (March 31, 2026 - $175.0 million) under the Backlog Facility, resulting in no available borrowing capacity.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other. The Company has other loans, secured by accounts receivable and contracted receivables not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans is required to be repaid with cash received from the underlying collateral as and when collected and may be voluntarily repaid at any time without prepayment penalties. As of June 30, 2026, outstanding borrowings under the “other” loans was $138.2 million (March 31, 2026 - $132.2 million) bearing SOFR-based interest at a weighted average rate of 5.27%, with remaining contractual repayment dates in July 2026 and December 2027. Accounts receivable of $46.3 million and contracted receivables not yet reflected as accounts receivables of $109.9 million as of June 30, 2026, represented collateral in connection with the “other” loans.

8. Fair Value Measurements

Fair Value

Accounting guidance and standards about fair value define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance and standards establish three levels of inputs that may be used to measure fair value:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or model-derived valuations in which all significant inputs and value drivers are observable in active markets.
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2026 and March 31, 2026 were as follows:

	June 30, 2026			March 31, 2026
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(Amounts in millions)
Assets:
Forward exchange contracts (see Note 17)	$—	$0.3	$0.3	$—	$—	$—

Liabilities:
Forward exchange contracts (see Note 17)	—	2.8	2.8	—	2.7	2.7
Interest rate swaps (see Note 17)	—	0.2	0.2	—	1.6	1.6

	June 30, 2026		March 31, 2026
	(Amounts in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Level 2)		(Level 2)
Revolving Credit Facility	$—	$—	$—	$—
Senior Notes	383.5	370.4	383.1	359.6
eOne IP Credit Facility	357.8	362.0	366.7	371.3
LG IP Credit Facility	1,142.3	1,156.3	1,172.5	1,187.5
3 Arts Credit Facility	30.2	30.7	30.1	30.7
Production Loans	1,361.1	1,364.7	1,280.5	1,283.9
Production Tax Credit Facility	364.6	367.4	364.8	368.0
Backlog Facility and Other	310.8	313.2	304.6	307.2

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that utilize observable market inputs, such as SOFR-based yield curves, swap rates and credit ratings (Level 2 measurements).

In addition to the financial instruments listed in the tables above, the Company holds other short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, content related payables, and other accrued liabilities. The carrying values of these financial instruments approximated their fair values as of June 30, 2026 and March 31, 2026 given their short-term nature.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis that are adjusted to fair value when a significant event occurs include the Company’s goodwill, equity method investments and film and television costs.

9. Noncontrolling Interests

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests, presented in temporary equity on the consolidated balance sheets as of June 30, 2026 and March 31, 2026, primarily relate to noncontrolling interests in 3 Arts and A & A.

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

Changes in the carrying value of the redeemable noncontrolling interest are reflected in the calculation of basic and diluted net income (loss) per common share attributable to Lionsgate Studios Corp. shareholders, if dilutive, or to the extent such adjustments represent recoveries of amounts previously recognized in the calculation of basic and diluted net income (loss) per common share attributable to Lionsgate Studios Corp. shareholders (see Note 11).

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Beginning balance	$114.1	$93.7
Net income (loss) attributable to redeemable noncontrolling interests	(1.3)	0.3
Adjustments to redemption value	0.4	—
Cash distributions	(1.2)	—
Noncontrolling interest related to acquisitions	—	20.9
Ending balance	$112.0	$114.9

3 Arts Entertainment. The Company has a noncontrolling interest in 3 Arts, of which a portion is reflected as a redeemable noncontrolling interest and a portion is reflected as a liability within “accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets.

•Redeemable noncontrolling interest: The redeemable noncontrolling interest balance related to 3 Arts Entertainment of $87.5 million as of June 30, 2026 reflects the fully vested equity portion of the noncontrolling interest, which is classified as redeemable noncontrolling interest outside of shareholders’ equity on the Company’s unaudited condensed consolidated balance sheets due to the embedded purchase and sale rights related to the remaining 24% ownership held by the noncontrolling interest holder that are exercisable beginning in January 2027. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit over the period ending on the earliest exercise date of the purchase and sale rights in January 2027.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Noncontrolling interest reflected as a liability: A portion of the 3 Arts Entertainment noncontrolling interest is considered compensatory, as it is subject to forfeiture provisions upon termination of employment under certain circumstances. The noncontrolling interest holders’ right to sell their interest to the Company, and the Company’s right to purchase the noncontrolling interest, are formula-based amounts (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above are based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is considered a liability award and remeasured at each reporting period. Changes in the estimated redemption value are recognized as compensation expense within general and administrative expense over the vesting period, which extends from January 2, 2024 through the earliest exercise date of the purchase or sale rights in January 2027. As of June 30, 2026, approximately $88.4 million is reflected as “accrued expenses and other current liabilities” on the consolidated balance sheet based on the estimated redemption amount recalculated at the current quarter end.

A & A. On May 30, 2025, 3 Arts acquired a 51% ownership in A & A (see Note 3 for additional details), with the remaining 49% classified as a redeemable noncontrolling interest outside of shareholders’ equity on the unaudited condensed consolidated balance sheets. The redeemable noncontrolling interest balance was remeasured to its redemption value, resulting in a balance of $19.2 million as of June 30, 2026 (March 31, 2026 - $20.1 million). The embedded purchase and sale rights held by the noncontrolling interest holder, are exercisable beginning in November 2030.

Other. The Company has other immaterial redeemable noncontrolling interests.

Non-Redeemable Noncontrolling Interests

CP LG Library Holdings, LLC. The Company has a noncontrolling interest representing approximately 49% of CP LG Library Holdings, LLC (“CP LG”), with the Company designated as the managing member. Upon acquisition, as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of CP LG, the Company determined that CP LG is a variable interest entity for which it is the primary beneficiary and the related assets and liabilities of the acquired library is not a business. Therefore, the Company has consolidated CP LG under the applicable accounting guidance.

As of June 30, 2026, the consolidated balance sheet includes assets and liabilities of CP LG totaling $59.9 million and $2.4 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

Other. The Company has other immaterial noncontrolling interests that are not redeemable and classified in shareholders’ equity on the Company’s unaudited condensed consolidated balance sheets.

10. Revenue

The Company’s Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibitions, home entertainment (e.g., digital media and packaged media), television and international marketplaces.

Revenue by Segment, Market or Product Line

The table below presents revenue by segment, market or product line for the three months ended June 30, 2026 and 2025:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$208.6	$28.7
Home Entertainment
Digital Media	153.8	107.8
Packaged Media	9.9	8.1
Total Home Entertainment	163.7	115.9
Television	35.0	35.4
International	170.7	81.3
Other	9.3	6.0
Total Motion Picture revenues	$587.3	$267.3

Television Production
Television	112.4	165.5
International	35.3	46.3
Home Entertainment
Digital Media	19.9	52.6
Packaged Media	0.5	1.2
Total Home Entertainment	20.4	53.8
Other	21.2	22.9
Total Television Production revenues	189.3	288.5
Intersegment eliminations(1)	—	(29.9)
Total revenues	$776.6	$525.9
___________________
(1)Amounts reflect the impact of intersegment revenue from the Motion Picture and Television Production segments’ licensing of motion pictures and television programming to the former Media Networks segment prior to the Starz separation on May 6, 2025. Following the Starz Separation, licensing transactions between the Company and Starz are no longer eliminated in consolidation and are reflected in consolidated results from continuing operations. See Note 2 for details related to the Company’s continuing involvement with Starz and the impact on its revenue.

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized, and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2026 are as follows:

	Rest of Year Ending March 31, 2027	Year Ending March 31,
		2028	2029	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,389.1	$324.2	$94.8	$105.0	$1,913.1

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $102.1 million, including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2026, from performance obligations satisfied prior to March 31, 2026. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 18 for accounts receivable and contract assets as of June 30, 2026 and March 31, 2026.

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

Changes in the allowance for credit losses were as follows:

	March 31, 2026	Provision for credit losses	Uncollectible accounts written-off	June 30, 2026
	(Amounts in millions)
Allowance for credit losses	$6.3	$3.4	$(3.7)	$6.0

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases where the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers’ audit rights to expire. See Note 18 for contract assets as of June 30, 2026 and March 31, 2026.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of June 30, 2026 increased as compared to March 31, 2026 due to the receipt of customers’ payments for certain motion pictures and television programs prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the motion pictures and television programs, and the start of the customers’ exploitation rights). Revenues of $187.2 million were recognized during the three months ended June 30, 2026, related to the balance of deferred revenue as of March 31, 2026.

11. Net Loss Per Share

Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. As a result of the Starz Separation, weighted average common shares outstanding, basic and dilutive, prior to May 6, 2025 reflect pre-transaction Old Lionsgate Class A Shares multiplied by one and twelve one-hundredths (1.12) and pre-transaction Old Lionsgate Class B Shares. The LG Studios Flip is reflected as of May 6, 2025. Basic and diluted net income (loss) per share for the three months ended June 30, 2026 and 2025 is presented below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Income (Loss) Per Common Share:
Numerator:
Net loss from continuing operations	$(28.8)	$(94.0)
Less: Accretion of redeemable noncontrolling interest	(0.4)	—
Net loss from continuing operations after accretion of redeemable noncontrolling interest	(29.2)	(94.0)
Net loss from discontinued operations	—	(14.9)
Net loss attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(29.2)	$(108.9)
Denominator:
Weighted average common shares outstanding	291.6	272.3

Basic and diluted net loss per common share - continuing operations	$(0.10)	$(0.35)
Basic and diluted net loss per common share - discontinued operations	—	(0.05)
Basic and diluted net loss per common share	$(0.10)	$(0.40)

As a result of the net loss from continuing operations in the three months ended June 30, 2026 and 2025, the dilutive effect of the share purchase options, restricted share units (“RSUs”), and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three months ended June 30, 2026 totaled 10.4 million (three months ended June 30, 2025 - 2.4 million).

Additionally, for the three months ended June 30, 2026 and 2025, the outstanding issuable common shares presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	7.7	17.0
Restricted share units	—	0.1
Other issuable shares	11.2	3.3
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	18.9	20.4

12. Capital Stock

(a) Common Shares

As of June 30, 2026, the Company has an unlimited number of authorized shares to issue.

(b) Preferred Shares

The Company has 200 million authorized shares of preferred stock with no par value. No shares had been issued as of June 30, 2026.

(c) Shareholder Rights Agreement

In connection with the Starz Separation, the Company’s Board of Directors declared a dividend of one common share purchase right (a “Right”) for each outstanding Lionsgate Common Share and adopted a Shareholder Rights Agreement. Each Right entitled the holder to purchase one common share at an exercise price of $32.00. All Rights expired unexercised and unredeemed on May 7, 2026.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Share-based Compensation

Incentive Plans. The Company serves as the sponsor of the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “Lionsgate 2025 Plan”), as approved by the Board of Directors of the Company. A total of 58 million Lionsgate Common Shares are reserved for issuance pursuant to awards under the 2025 Lionsgate Plan.

The Lionsgate 2025 Plan provides for grants of stock options, share appreciation rights (“SARS”), RSUs, stock bonuses and other forms of equity awards, as well as certain cash bonus awards to directors, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

The table below presents common shares reserved for future issuance as of June 30, 2026:

June 30, 2026
(Amounts in millions)
Stock options and SARs outstanding	20.9
RSUs - unvested	13.2
Common shares available for future issuance	12.7
Shares reserved for future issuance	46.8

Share-based Compensation Expense. The measurement of all share-based awards uses a fair value method and the recognition of the related share-based compensation expense in the unaudited condensed consolidated financial statements is recorded over the requisite service period. As share-based compensation expense recognized in the Company’s unaudited condensed consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

The Company recognized the following share-based compensation expense during the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Share-Based Compensation Expense:
Stock options	$1.2	$0.1
Restricted share units and other share-based compensation	39.1	2.5
Share appreciation rights	—	0.2
	40.3	2.8
Impact of accelerated vesting on equity awards(1)	0.8	(1.1)
Total share-based compensation expense	$41.1	$1.7
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$40.3	$2.8
Restructuring and other	0.8	(1.1)
Total share-based compensation expense	$41.1	$1.7

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The following table summarizes the activities during the three months ended June 30, 2026 related to the Company’s stock options and SARs:

	Number of Shares		Weighted Average Exercise Price (per share)
	(Amounts in millions, except per share amounts)
Outstanding as of March 31, 2026	16.9		$14.67
Granted(1)	4.5		$11.07
Options exercised	(0.5)		$10.20
Forfeited or expired	—	(2)	$14.88
Outstanding as of June 30, 2026	20.9		$14.01
Vested or expected to vest as of June 30, 2026	20.8		$14.01
Exercisable as of June 30, 2026	16.2		$14.85
___________________
(1)    Represents market-based equity awards granted to a certain executive officer of the Company.
(2)     Represents less than 0.1 million shares.

Restricted Share Units

RSUs generally vest ratably over one to five years based on continuous service. The Company satisfies vesting of RSUs with newly issued shares.

The following table summarizes the activities during the three months ended June 30, 2026 related to the Company’s unvested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
	(Amounts in millions, except per share amounts)
Unvested as of March 31, 2026	15.9	$6.8
Granted(1)	0.8	$10.88
Vested	(3.3)	$6.67
Forfeited or expired	(0.2)	$6.38
Unvested as of June 30, 2026	13.2	$7.11
___________________
(1)    During the three months ended June 30, 2026, the Company granted market-based equity awards to a certain executive officer of the Company which consisted of 0.7 million RSUs.

13. Income Taxes

The income tax provision for the three months ended June 30, 2026 and 2025, was determined by applying the Company’s estimated annual effective tax rate to income (loss) before income taxes for the interim period, adjusted for the tax effects of items that relate discretely to the period, if any. The estimated annual effective tax rate represents the Company's estimated annual income tax provision divided by its estimated annual income (loss) before income taxes.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s income tax provision differs from the amount that would result from applying the Canadian federal statutory income tax rate to income (loss) before income taxes. This difference is primarily attributable to the mix of earnings and losses across the various jurisdictions in which the Company operates, the effect of valuation allowances against deferred tax assets in jurisdictions where the Company does not recognize a tax benefit on losses, and certain minimum taxes and foreign withholding taxes. The Company’s income tax provision may also be affected by the overall level of pre-tax income (loss), changes in tax laws and regulations, changes in uncertain tax positions, available tax planning strategies, and other discrete items.

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. In addition, during the three months ended June 30, 2026 and 2025, the Company incurred certain other unusual charges not indicative of normal ongoing operations, included in direct operating expense in the condensed consolidated statements of operations.

Restructuring and other costs and other unusual charges included in direct operating expense for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Restructuring and other:
Severance(1)	2.3	1.7
Transaction and other costs(2)	0.6	3.1
Total restructuring and other	2.9	4.8

Other unusual charges not included in restructuring and other or the Company’s operating segments:
Unallocated rent cost included in direct operating expense(3)	5.1	5.4
Total restructuring and other and other unusual charges not included in restructuring and other	$8.0	$10.2
___________________
(1)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring activities, as well as other cost-reduction initiatives.
(2)Transaction and other costs primarily relate to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. For the three months ended June 30, 2025, transaction costs associated with the Starz Separation are excluded, as such amounts are classified within discontinued operations.
(3)Amounts represent rent cost for production facilities that were unutilized due to lower demand following the industry strikes and, as such, were not allocated to the Company’s segments.

Changes in the severance accrual were as follows for the three months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
	(Amounts in millions)
Severance liability
Beginning balance	$12.0	$23.6
Accruals	1.5	2.8
Severance payments	(8.4)	(16.3)
Ending balance(1)	$5.1	$10.1
___________________
(1)As of June 30, 2026, the remaining severance liability of approximately $5.1 million is expected to be paid in the next 12 months.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Segment Information

The Company has two reportable business segments as discussed in Note 1: (1) Motion Picture and (2) Television Production.

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

In the ordinary course of business, the Company’s reportable segments enter into transactions with one another. Prior to the Starz Separation, the most significant intersegment transactions were licenses of motion pictures and television programming, including Starz original productions, from the Motion Picture and Television Production segments to the former Media Networks segment. These transactions were included in segment results but eliminated in consolidation. Following the Starz Separation, licensing transactions between the Company and Starz are no longer eliminated in consolidation and are reflected in consolidated results from continuing operations. See Note 2 for details related to the continuing involvement of the Company and Starz and the related impact on revenue.

Segment information for the three months ended June 30, 2026 and 2025 is presented in the tables below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$587.3	$267.3
Television Production	189.3	288.5
Total Studio Business	776.6	555.8
Intersegment eliminations	—	(29.9)
	776.6	525.9
Intersegment revenues
Studio Business:
Motion Picture	—	3.1
Television Production	—	26.8
Intersegment eliminations	—	29.9

Segment direct operating expenses
Studio Business:
Motion Picture	340.4	136.7
Television Production	151.5	239.6
Total Studio Business	491.9	376.3
Intersegment eliminations	—	(42.7)
	491.9	333.6
Segment distribution and marketing
Studio Business:
Motion Picture	109.8	105.8
Television Production	12.0	12.3
Total Studio Business	121.8	118.1

Segment general and administration
Studio Business:
Motion Picture	32.1	22.4
Television Production	15.6	10.6
Total Studio Business	47.7	33.0

Segment profit
Studio Business:
Motion Picture	105.0	2.4
Television Production	10.2	26.0
Total Studio Business	115.2	28.4
Intersegment eliminations	—	12.8
	$115.2	$41.2

The CODM uses segment profit to evaluate the current operating performance of each segment, support future operating plans and forecasts and to allocate resources. Segment profit is defined as segment revenues, less segment direct operating, segment distribution and marketing and segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expenses, restructuring and other costs, share-based compensation, certain content charges as a result of changes in management and/or content strategy, unallocated rent cost and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the method used by the Company’s CODM.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reconciles total segment profit to the Company’s loss from continuing operations before income taxes for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Total segment profit	$115.2	$41.2
Corporate general and administrative expenses(1)	(35.9)	(32.1)
Adjusted depreciation and amortization(2)	(3.4)	(3.5)
Restructuring and other	(2.9)	(4.8)
Unallocated rent cost included in direct operating expense(3)	(5.1)	(5.4)
Adjusted share-based compensation expense(4)	(40.3)	(2.8)
Purchase accounting and related adjustments(5)	(2.0)	(3.2)
Operating income (loss)	25.6	(10.6)
Interest expense	(56.9)	(68.7)
Interest and other income	4.8	4.4
Other gain (loss), net	3.7	(17.0)
Loss on extinguishment of debt	—	(1.0)
Gain on investments, net	1.3	8.8
Equity interests loss	—	(1.2)
Loss from continuing operations before income taxes	$(21.5)	$(85.3)
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
(2)Adjusted depreciation and amortization represent depreciation and amortization as presented on the unaudited condensed consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Depreciation and amortization	$4.4	$4.4
Less: Amount included in purchase accounting and related adjustments	(1.0)	(0.9)
Adjusted depreciation and amortization	$3.4	$3.5

(3)Amounts represent rent cost for production facilities that were unutilized due to lower demand following the industry strikes and, as such, are not allocated to the Company’s segments.
(4)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Share-based compensation expense	$41.1	$1.7
Less: Amount included in restructuring and other(i)	(0.8)	1.1
Adjusted share-based compensation	$40.3	$2.8

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
___________________
(i)Amounts represent share-based compensation (expense) benefit recorded within restructuring and other expenses, attributable to the accelerated vesting of equity awards pursuant to certain severance arrangements.
(5)    Purchase accounting and related adjustments primarily consist of the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The table below presents the amounts included in each financial statement line item for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$1.0	$2.3
Depreciation and amortization	1.0	0.9
Total purchase accounting and related adjustments	$2.0	$3.2
___________________
(i)Amounts represent compensation expense associated with the noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment. Due to the link to continued employment performance, these amounts are classified as general and administrative expense instead of noncontrolling interest in the consolidated statements of operations.

See Note 10 for revenues by media or product line as broken down by segment for the three months ended June 30, 2026 and 2025.

The following table reconciles total segment general and administration expenses to the Company’s total consolidated general and administration expenses for the three months ended June 30, 2026 and 2025 as presented on the unaudited condensed consolidated statement of operations:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$47.7	$33.0
Corporate general and administrative expenses	35.9	32.1
Share-based compensation expense included in general and administrative expense	40.3	2.8
Purchase accounting and related adjustments	1.0	2.3
Total general and administration expenses	$124.9	$70.2

The following table reconciles total segment assets to the Company’s total consolidated assets as presented on the unaudited condensed consolidated balance sheets:

	June 30, 2026	March 31, 2026
	(Amounts in millions)
Assets
Motion Picture	$2,125.5	$2,247.2
Television Production	2,331.4	2,288.5
Other unallocated assets(1)	876.1	791.4
Total assets	$5,333.0	$5,327.1
___________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Commitments and Contingencies

Commitments

During the three months ended June 30, 2026, the Company did not have any material changes in its non-cancellable contractual obligations (other than activities in the ordinary course of business).

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

As of June 30, 2026, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it currently expects will, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

17. Derivative Instruments and Hedging Activities

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

As of June 30, 2026, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 23 months from June 30, 2026):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
Euro	178.3 EUR	in exchange for	208.3 USD	0.86 EUR
Australian Dollar	6.4 AUD	in exchange for	4.5 USD	1.42 AUD
Canadian Dollar	104.4 CAD	in exchange for	75.8 USD	1.38 CAD
Pound Sterling	0.1 GBP	in exchange for	0.1 USD	1.06 GBP
Hungarian Forint	5,931.6 HUF	in exchange for	17.2 USD	344.32 HUF
Thai Bhat	99.2 THB	in exchange for	3.1 USD	32.14 THB

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows.

Designated Cash Flow Hedges. As of June 30, 2026, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 6 and Note 7):

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
January 31, 2025	$100.0	4.060%	January 31, 2027
February 14, 2025	$246.5	4.097%	February 14, 2027
April 14, 2025	$88.3	3.449%	April 14, 2027
April 14, 2025	$42.5	3.646%	April 14, 2027
July 1, 2025	$40.5	3.591%	June 14, 2027
Total	$862.8

Financial Statement Effect of Derivatives

Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income	$0.3	$(3.5)

Interest rate swaps
Gain recognized in accumulated other comprehensive income	$0.8	$0.2
Gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(0.6)	$0.8

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain reclassified from accumulated other comprehensive income into interest expense(1)	$6.9	$6.6

Total direct operating expense on consolidated statements of operations	$497.0	$339.0
Total interest expense on consolidated statements of operations	$56.9	$68.7
___________________
(1)    Represents the amortization of unrealized gains (losses) recorded in accumulated other comprehensive income (loss) related to previously terminated interest rate swaps.

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of June 30, 2026 and March 31, 2026, there were no outstanding swaps that were subject to a master netting arrangement.

As of June 30, 2026 and March 31, 2026, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2026
	Other Assets (Current)	Other Accrued Liabilities (Current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.3	$2.8
Interest rate swaps	—	0.2
Fair value of derivatives	$0.3	$3.0

	March 31, 2026
	Other Assets (Current)	Other Liabilities (Current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.7
Interest rate swaps	—	1.6
Fair value of derivatives	$—	$4.3

As of June 30, 2026, based on the current release schedule, the Company estimates approximately $1.2 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending June 30, 2027.

As of June 30, 2026, the Company estimates approximately $25.2 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges that will be reclassified into interest expense during the one-year period ending June 30, 2027.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows as of June 30, 2026 and March 31, 2026. As of June 30, 2026 and March 31, 2026, restricted cash primarily represents amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	June 30, 2026	March 31, 2026
	(Amounts in millions)
Cash and cash equivalents	$425.8	$341.5
Restricted cash included in other current assets	73.6	78.3
Total cash, cash equivalents and restricted cash	$499.4	$419.8

Other Assets

The composition of the Company’s other assets was as follows as of June 30, 2026 and March 31, 2026:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2026	March 31, 2026
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$32.4	$25.2
Restricted cash	73.6	78.3
Contract assets	21.1	22.1
Tax credits receivable	239.5	236.8
Total other current assets	$366.6	$362.4

Other noncurrent assets
Prepaid expenses and other	$17.2	$15.3
Accounts receivable	62.9	75.3
Contract assets	4.1	4.3
Tax credits receivable	421.9	403.6
Operating lease right-of-use assets	259.6	262.9
Total other noncurrent assets	$765.7	$761.4

Other Accrued Liabilities

Accrued expenses and other current liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $93.1 million and $86.1 million as of June 30, 2026 and March 31, 2026, respectively. In addition, other current and noncurrent liabilities include $296.6 million and $301.2 million of operating lease liabilities as of June 30, 2026 and March 31, 2026, respectively.

Accounts Receivable Monetization

Under the Company’s accounts receivable monetization programs, the Company has entered into individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds that are classified as operating cash flows. Any losses, representing the difference between the net proceeds received (net of any obligations incurred) and the carrying amount of the receivables transferred, are recorded in “other loss, net” on the consolidated statements of operations. The Company continues to service the transferred receivables and receives servicing fees that approximate the fair value of such services. The fees were immaterial for the three months ended June 30, 2026 and 2025. The third-party purchasers have no recourse to other assets of the Company for customer non-payment.

The following table presents a summary of the receivables transferred under individual agreements or purchases during the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$102.6	$88.4
Net cash proceeds received	$101.3	$86.5
Loss recorded related to transfers of receivables	$1.3	$1.9

As of June 30, 2026, the Company derecognized $249.0 million (March 31, 2026 - $314.4 million) of receivables from its unaudited condensed consolidated balance sheets related to individual monetization agreements, which the Company continues to service.

Content Related Payables

Content related payables primarily relate to minimum guarantee obligations, which represent amounts payable for film or television rights that the Company has acquired.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax. During the three months ended June 30, 2026 and 2025, there was no income tax expense or benefit reflected in other comprehensive income due to the income (loss) tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2026	$(36.7)	$80.1	$43.4
Other comprehensive income (loss)	(7.1)	1.0	(6.1)
Reclassifications to net loss(1)	—	(6.3)	(6.3)
June 30, 2026	$(43.8)	$74.8	$31.0

March 31, 2025	$(22.8)	$95.4	$72.6
Other comprehensive income (loss)	20.5	(3.4)	17.1
Reclassifications to net loss(1)	—	(7.4)	(7.4)
Spin off of the Starz Business	(19.2)	—	(19.2)
Elimination of noncontrolling interest(2)	(6.8)	14.6	7.8
June 30, 2025	$(28.3)	$99.2	$70.9
___________________
(1)Primarily represents a gain of $6.3 million included in interest expense on the unaudited condensed consolidated statement of operations in the three months ended June 30, 2026 (three months ended June 30, 2025 - gain of $7.4 million included in interest expense) (see Note 17).
(2)Represents the Legacy Lionsgate Studios noncontrolling interest that was eliminated in connection with the LG Studios Flip (see Note 1).

Supplemental Cash Flow Information

Significant non-cash operating activities during the three months ended June 30, 2026 and 2025 include certain interest rate swap agreements, which are discussed in Note 17.

There were no significant non-cash investing or financing activities for the three months ended June 30, 2026 and 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations supplement the accompanying unaudited condensed consolidated financial statements and provides information about the Company’s business, financial condition, cash flows and results of operations. It should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended March 31, 2026.

Overview

Lionsgate Studios Corp. is one of the world’s leading standalone, pure play content companies. We bring together diversified motion picture and television production and distribution businesses, a world-class portfolio of valuable brands and franchises, a talent management and production powerhouse and a film and television library with more than 20,000 titles, all driven by Lionsgate’s bold and entrepreneurial culture.

We classify our continuing operations through two reportable segments: Motion Picture and Television Production (see further discussion below).

Starz Separation

On May 6, 2025, the separation of the Studio Business from the Starz Business (the “Starz Separation”) was completed, resulting in Lionsgate Studios Corp. operating as an independent, publicly-traded company. As a result, our financial statements reflect only the Motion Picture and Television Production segments as continuing operations, while the historical results of the Starz Business are presented as discontinued operations for all periods prior to the separation. See Note 2 of our unaudited condensed consolidated financial statements for the presentation of discontinued operations, including the partial period through May 6, 2025, during the three months ended June 30, 2025.

Components of Results of Operations

Revenues

Our revenues are generated by the Motion Picture and Television Production segments, collectively referred to as our Studio Business. Revenues are earned in the United States (“U.S.”), Canada, the United Kingdom and other foreign countries. No individual foreign country accounted for more than 10% of total revenue during the three months ended June 30, 2026 or 2025.

Motion Picture: Our Motion Picture segment includes revenue generated from the following:
•Theatrical. Theatrical revenue is generated from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a title-by-title basis. In the U.S., we distribute films directly, while in Canada films are distributed through a sub-distributor. The revenues from Canada are reported net of distribution fees and release expenses. Under the arrangements with our exhibitors we generally receive a percentage of the box office results. Theatrical revenues also include revenue from certain direct-to-platform licenses where the initial license of a motion picture is to a direct-to-platform customer.
•Home Entertainment. Home entertainment revenue is generated from the sale or rental of our film productions and acquired or licensed films and certain television programs, including theatrical and direct-to-video releases, on packaged media and through digital media platforms, such as pay-per-view, video-on-demand, electronic sell through and digital rental services. Home Entertainment revenue also includes amounts earned under revenue sharing arrangements with certain digital media platforms, under which we generally share in the rental or sales proceeds generated on a title-by-title basis in exchange for a nominal or no upfront sales price.
•Television. Television revenue is primarily generated from the licensing of our theatrical productions and acquired films to linear pay, basic cable and free television markets. Television revenue also includes revenue from licenses in our traditional pay television window granted to subscription video-on-demand (“SVOD”) and other digital platforms.
•International. International revenue is generated from the licensing to international distributors on a territory-by-territory basis, and the direct distribution in the United Kingdom, of our productions, acquired films, our catalog product and libraries of acquired titles.

•Other. Other revenue is primarily generated from the licensing of our film, television and related content, such as games, music and location-based entertainment royalties, to ancillary markets.
Television Production: Our Television Production segment includes revenue generated from the following:
•Television. Television revenue is generated from the licensing of scripted and unscripted series, television movies, mini-series and non-fiction programming to domestic linear pay, basic cable, free television and syndication markets. Television revenue also includes revenue from licenses to SVOD platforms when the initial license of a television series is granted to an SVOD platform. Television revenue includes both fixed fee arrangements and arrangements in which we earn advertising revenue from the exploitation of certain content on television networks.
•International. International revenue is generated from the licensing and syndication to international markets of scripted and unscripted series, television movies, miniseries and non-fiction programming.
•Home Entertainment. Home entertainment revenue is generated from the sale or rental of television production movies or series on packaged media and through digital media platforms.
•Other. Other revenue is generated from the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions and executive producer fees earned related to talent management.

Expenses

Our primary operating expenses include direct operating expenses, distribution and marketing expenses and general and administration expenses.

Direct operating expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for credit losses, and foreign exchange gains and losses.

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

General and administration expenses include salaries and other overhead costs. Corporate general and administrative expenses include certain corporate executive expenses (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense. Corporate general and administrative expenses also include overhead costs previously allocated to the Starz Business that were not included in discontinued operations because they were not directly attributable to the Media Networks segment. See Note 2 to the unaudited condensed consolidated financial statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 27, 2026.

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

Valuation Assumptions. The discounted cash flow analysis includes cash flow estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a result of changes in management’s future revenue estimates.

Income Taxes. We are subject to income taxes in Canada and the United States, as well as in several other foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves, in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more-likely-than-not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. Realizing the benefit of our deferred tax assets requires the generation of sufficient future taxable income in each jurisdiction in which those deferred tax assets exist. Our assessment of whether taxable income in a jurisdiction will be sufficient to realize our deferred tax assets is an estimate that could change in the future, depending primarily on the actual operating performance of our Company. We continually evaluate our more-likely-than-not assessment and, if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance against all or a portion of our deferred tax assets in that jurisdiction through a charge to our income tax provision. As of June 30, 2026, we had a valuation allowance of $1,489.5 million against certain Canadian, U.S. and other foreign deferred tax assets that may not be realized on a more-likely-than-not basis.

Our quarterly income tax provision and corresponding annual effective tax rate are based on expected income (loss), statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective tax rate based on projected taxable income (loss) for the full year and record a quarterly income tax provision in accordance with that estimated annual effective tax rate. As the year progresses, we refine our estimates of the year's taxable income (loss) as new information becomes available, including year-to-date financial results. This continual estimation process may result in changes to our expected annual effective tax rate, in which case we adjust our income tax provision in the quarter in which the change in estimate occurs, so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining our expected annual effective tax rate and in evaluating our tax positions.

Our income tax provision differs from the amount that would result from applying the Canadian federal statutory income tax rate to income (loss) before income taxes. This difference is affected by many factors, including the overall level of income (loss) before income taxes and its mix across the jurisdictions in which we operate, the effect of valuation allowances against our deferred tax assets in jurisdictions where we do not recognize a tax benefit on losses, changes in tax laws and regulations, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items.

Recent Accounting Pronouncements

See Note 1 to the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Consolidated Results of Operations from Continuing Operations

The following table presents our unaudited condensed consolidated results from continuing operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$587.3	$267.3	$320.0	119.7%
Television Production	189.3	288.5	(99.2)	(34.4)%
Total Studio Business	776.6	555.8	220.8	39.7%
Intersegment eliminations	—	(29.9)	29.9	nm
Total revenues	776.6	525.9	250.7	47.7%
Expenses:
Direct operating	497.0	339.0	158.0	46.6%
Distribution and marketing	121.8	118.1	3.7	3.1%
General and administration	124.9	70.2	54.7	77.9%
Depreciation and amortization	4.4	4.4	—	—%
Restructuring and other	2.9	4.8	(1.9)	(39.6)%
Total expenses	751.0	536.5	214.5	40.0%
Operating income (loss)	25.6	(10.6)	36.2	nm
Other income (expenses):
Interest expense	(56.9)	(68.7)	11.8	(17.2)%
Interest and other income	4.8	4.4	0.4	9.1%
Other income (loss), net	3.7	(17.0)	20.7	nm
Loss on extinguishment of debt	—	(1.0)	1.0	nm
Gain on investments, net	1.3	8.8	(7.5)	(85.2)%
Equity interests income (loss)	—	(1.2)	1.2	nm
Total other expenses, net	(47.1)	(74.7)	27.6	(36.9)%
Loss from continuing operations before income taxes	(21.5)	(85.3)	63.8	(74.8)%
Income tax provision	(7.8)	(6.4)	(1.4)	21.9%
Net loss from continuing operations, net of income taxes	(29.3)	(91.7)	62.4	(68.0)%
Net loss from discontinued operations, net of income taxes	—	(14.9)	14.9	nm
Less: Net (income) loss from continuing operations attributable to noncontrolling interests	0.5	(2.3)	2.8	nm
Net loss attributable to Lionsgate Studios Corp. shareholders	$(28.8)	$(108.9)	$80.1	(73.6)%
___________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased $250.7 million in the three months ended June 30, 2026 primarily reflecting an increase of $320.0 million from Motion Picture revenue, offset by a decrease of $99.2 million from Television Production.

Motion Picture revenue increased $320.0 million, primarily due to an increase in theatrical, international and digital home entertainment revenue.

Television Production revenue decreased $99.2 million, primarily due to a decrease in domestic television, digital home entertainment and international revenue.

Intersegment eliminations in the three months ended June 30, 2025, relate to the licensing of products from our Studio Business to the former Media Networks segment prior to the Starz Separation. Following the Starz Separation, revenue from licenses to Starz were not eliminated from our consolidated results from continuing operations.

Direct Operating Expenses. The following table summarizes direct operating expenses by segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026		2025		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions, except percentages)
Direct operating expenses
Studio Business:
Motion Picture	$340.4	58.0%	$136.7	51.1%	$203.7	149.0%
Television Production	151.5	80.0%	239.6	83.1%	(88.1)	(36.8)%
Total Studio Business	491.9	63.3%	376.3	67.7%	115.6	30.7%
Other	5.1	nm	5.4	nm	(0.3)	(5.6)%
Intersegment eliminations	—	nm	(42.7)	nm	42.7	nm
Total direct operating expenses	$497.0		$339.0		$158.0	46.6%
 ___________________
nm - Percentage not meaningful.

Total direct operating expenses increased in the three months ended June 30, 2026. The increase was primarily due to increased revenue from the Motion Picture segment, partially offset by a decrease in revenue from the Television Production segment.

Other. Other direct operating expenses in the three months ended June 30, 2026 and 2025 consist of rent costs for production facilities that were unutilized due to lower demand following the industry strikes amounting to $5.1 million and $5.4 million, respectively. The costs are included in direct operating expense and are not allocated to the segments.

Distribution and Marketing Expenses. The following table summarizes distribution and marketing expenses by segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Distribution and marketing expenses
Studio Business:
Motion Picture	$109.8	$105.8	$4.0	3.8%
Television Production	12.0	12.3	(0.3)	(2.4)%
Total Studio Business	$121.8	$118.1	$3.7	3.1%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$81.4	$71.5	$9.9	13.8%

Distribution and marketing expenses increased in the three months ended June 30, 2026, primarily due to higher theatrical distribution and marketing expenses in the Motion Picture segment. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. The following table summarizes general and administrative expenses by segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,				Change
	2026	% of Revenues	2025	% of Revenues	Amount	Percent
	(Amounts in millions, except percentages)
General and administrative expenses
Studio Business:
Motion Picture	$32.1		$22.4		$9.7	43.3%
Television Production	15.6		10.6		5.0	47.2%
Total Studio Business	47.7		33.0		14.7	44.5%
Corporate	35.9		32.1		3.8	11.8%
Share-based compensation expense	40.3		2.8		37.5	nm
Purchase accounting and related adjustments	1.0		2.3		(1.3)	(56.5)%
Total general and administrative expenses	$124.9	16.1%	$70.2	13.3%	$54.7	nm
___________________
nm - Percentage not meaningful.

General and administrative expenses increased in the three months ended June 30, 2026, primarily as a result of increased share-based compensation expenses and increased Studio Business and Corporate general and administrative expenses. See further discussion in the Segment Results of Operations section below.

The increase in share-based compensation expense included in general and administrative expenses in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to higher fair values in the current fiscal period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The increase in fair value was primarily attributed to increases in the Company’s stock price.

The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Share-based compensation expense by expense category:
General and administrative expense	$40.3	$2.8
Restructuring and other(1)	0.8	(1.1)
Total share-based compensation expense	$41.1	$1.7
___________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Restructuring and Other. Restructuring and other decreased $1.9 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. See Note 14 to our unaudited condensed consolidated financial statements. Restructuring and other includes severance and certain transaction and other costs, when applicable, and were as follows for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Restructuring and other:
Severance(1)	$2.3	$1.7	$0.6	35.3%
Transaction and other costs(2)	0.6	3.1	(2.5)	(80.6)%
Total restructuring and other	$2.9	$4.8	$(1.9)	(39.6)%
___________________
(1)    Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring and acquisition integration activities, as well as other cost-reduction initiatives and are not reflective of our ongoing operating structure.

(2)    Transaction and other costs primarily relate to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. For the three months ended June 30, 2025, amounts exclude transaction costs associated with the Starz Separation as such amounts are classified within discontinued operations.

Interest Expense. Interest expense of $56.9 million in the three months ended June 30, 2026 decreased $11.8 million from the three months ended June 30, 2025 primarily due to lower average interest rates on variable rate corporate debt and film related obligations.

The following table presents the components of interest expense for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Interest expense:
Revolving credit facility	$3.5	$4.2
Term loans	—	2.0
Senior Notes	5.8	7.4
IP credit facilities(1)	23.3	21.8
Other(2)	24.3	33.3
Total interest expense	$56.9	$68.7
 ___________________
(1)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.
(2)Other interest expense includes payments associated with certain film related obligations (Production loans, Production Tax Credit Facility and Backlog Facility and other, see Note 7 to our unaudited condensed consolidated financial statements), interest expense associated with our 3 Arts Entertainment Credit Facility, payments and receipts associated with interest rate swaps along with the noncash amortization of unrealized gains in accumulated other comprehensive income related to dedesignated interest rate swaps which are being amortized to interest expense (see Note 17 to our unaudited condensed consolidated financial statements), and noncash amortization of debt issuance costs.

Interest and Other Income. Interest and other income of $4.8 million in the three months ended June 30, 2026 increased, as compared to interest and other income of $4.4 million in the three months ended June 30, 2025.

Other Gain (Loss), net. The change in other gain, net of $3.7 million for the three months ended June 30, 2026 compared to other loss, net of $17.0 million for the three months ended June 30, 2025, was primarily due to income related to foreign currency transactions during the three months ended June 30, 2026, as compared to losses incurred related to foreign currency transactions during the three months ended June 30, 2025.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $1.0 million recognized during the three months ended June 30, 2025, related to the termination of our prior revolving credit facility and entry into the new Credit Agreement in connection with the Starz Separation. There was no extinguishment of debt recognized during the three months ended June 30, 2026.

Gain on Investments, net. The decrease in gain on investments, net of $1.3 million recognized in the three months ended June 30, 2026 compared to a gain of $8.8 million recognized in the three months ended June 30, 2025, was primarily due to the sale of our equity method ownership interest in Spyglass and other investments in the prior year’s quarter.

Income Tax Provision. We recognized an income tax provision of $7.8 million for the three months ended June 30, 2026, compared to an income tax provision of $6.4 million in the three months ended June 30, 2025. Our income tax provision differs from the amount that would result from applying the Canadian federal statutory income tax rate to income (loss) before income taxes. This difference is primarily attributable to the mix of earnings and losses across the various jurisdictions in which our operations are conducted, the effect of valuation allowances against our deferred tax assets in jurisdictions where we do not recognize a tax benefit on losses, and certain minimum income and foreign withholding taxes.

Net Loss Attributable to Lionsgate Studios Corp. Shareholders. Net loss attributable to our shareholders for the three months ended June 30, 2026 was $28.8 million, or basic and diluted net loss per common share of $0.10 on 291.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended June 30, 2025 of $108.9 million, or basic and diluted net loss per common share of $0.40 on 272.3 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

We use segment profit to measure segment performance. Segment profit is defined as segment revenues, less segment direct operating, segment distribution and marketing and segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expenses, restructuring and other costs, share-based compensation, certain content charges as a result of changes in management and/or content strategy, unallocated rent cost and purchase accounting and related adjustments. Segment profit is a U.S. GAAP financial measure and is disclosed in Note 15 to our unaudited condensed consolidated financial statements.

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

We believe the presentation of total segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the method used by our management and enables them to understand the fundamental performance of our businesses before non-operating items. Total segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company’s segments and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of our businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner as defined by our management and similarly titled measures presented by other companies may not be comparable due to differences in the methods of calculation and excluded items.

The following table reconciles the operating income (loss), which is the most comparable U.S. GAAP measure to the total segment profit non-GAAP measure for the three months ended June 30, 2026 and 2025. Refer to the preceding section discussing our consolidated results of operations, for the reconciliations of segment direct operating expense and general and administrative expense to their respective line items presented in the GAAP-based consolidated statement of operations. In addition, refer to Note 15 of our unaudited condensed consolidated financial statements for the reconciliations of adjusted depreciation and amortization and adjusted share-based compensation, as presented in the line items below, to U.S. GAAP depreciation and expense and share-based compensation expense.

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Operating income (loss)	$25.6	$(10.6)	$36.2	nm
Corporate general and administrative expenses	35.9	32.1	3.8	11.8%
Adjusted depreciation and amortization	3.4	3.5	(0.1)	(2.9)%
Restructuring and other	2.9	4.8	(1.9)	(39.6)%
Unallocated rent cost included in direct operating expense	5.1	5.4	(0.3)	(5.6)%
Adjusted share-based compensation expense	40.3	2.8	37.5	nm
Purchase accounting and related adjustments	2.0	3.2	(1.2)	(37.5)%
Total segment profit	$115.2	$41.2	$74.0	nm
___________________
nm - Percentage not meaningful.

We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The following table presents the revenues and segment profit of our Studio Business:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Revenue
Studio Business
Motion Picture	$587.3	$267.3	$320.0	119.7%
Television Production	189.3	288.5	(99.2)	(34.4)%
Total Studio Business	$776.6	$555.8	$220.8	39.7%
Intersegment eliminations	—	(29.9)	29.9	nm
	$776.6	$525.9	$250.7	47.7%
Segment Profit
Studio Business
Motion Picture	$105.0	$2.4	$102.6	nm
Television Production	10.2	26.0	(15.8)	(60.8)%
Total Studio Business	$115.2	$28.4	$86.8	305.6%
Intersegment eliminations	—	12.8	(12.8)	nm
	$115.2	$41.2	$74.0	nm
___________________
nm - Percentage not meaningful.

See the discussion below for additional information regarding our reportable segments. The segment results presented below include intersegment transactions that are eliminated upon consolidation.

Motion Picture

The table below presents the Motion Picture revenue and segment profit for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Motion Picture Segment:
Revenue	$587.3	$267.3	$320.0	119.7%
Expenses:
Direct operating expense	340.4	136.7	203.7	149.0%
Distribution & marketing expense	109.8	105.8	4.0	3.8%
General and administrative expenses	32.1	22.4	9.7	43.3%
Segment profit	$105.0	$2.4	$102.6	nm

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$81.4	$71.5	$9.9	13.8%

Direct operating expense as a percentage of revenue	58.0%	51.1%
___________________
nm - Percentage not meaningful.

Revenue. The table below presents Motion Picture revenue by media and product category for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
	(Amounts in millions)
Motion Picture Revenue
Theatrical	$208.4	$0.2	$208.6	$27.6	$1.1	$28.7	$179.9
Home Entertainment
Digital Media	106.0	47.8	153.8	66.1	41.7	107.8	46.0
Packaged Media	5.5	4.4	9.9	3.3	4.8	8.1	1.8
Total Home Entertainment	111.5	52.2	163.7	69.4	46.5	115.9	47.8
Television	29.7	5.3	35.0	29.8	5.6	35.4	(0.4)
International	153.0	17.7	170.7	64.2	17.1	81.3	89.4
Other	6.0	3.3	9.3	3.1	2.9	6.0	3.3
Total Motion Picture revenue	$508.6	$78.7	$587.3	$194.1	$73.2	$267.3	$320.0
___________________
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

Theatrical revenue increased $179.9 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a $180.8 million increase in Lionsgate Original Releases, driven by the theatrical release of Michael in the current quarter.

Home entertainment revenue increased $47.8 million, or 41.2%, in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a $46.0 million increase in digital media revenue from Lionsgate Original Releases and Other Films. Lionsgate Original Releases generated higher revenue of $39.9 million, primarily driven by the theatrical slate title release of Michael and revenue from multi-platform releases. Revenue from our acquired and licensed brand titles generated higher revenue of $6.1 million in the current quarter as compared to the prior year’s quarter.

Television revenue decreased $0.4 million, or 1.1%, in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

International revenue increased $89.4 million in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to higher revenue generated from Lionsgate Original Releases of $88.8 million, driven by the theatrical slate title release of Michael in the current quarter.

Direct Operating Expense. The increase in direct operating expenses was due to higher Motion Picture revenue. The increase in direct operating expenses as a percentage of revenue is driven by the performance and costs of the titles released during the three months ended June 30, 2026. During the three months ended June 30, 2026, write-downs of $11.2 million were recorded for investments in film included in the Motion Picture segment direct operating expense. There were no write-downs recorded during the three months ended June 30, 2025.

Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended June 30, 2026 was primarily due to higher theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter, which included Michael, as compared to the prior year quarter releases. In the three months ended June 30, 2026 approximately $10.4 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $12.3 million in the three months ended June 30, 2025.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2026 increased $9.7 million, or 43.3% primarily due to an increase in incentive based compensation.

Television Production

The table below presents the Television Production revenue and segment profit for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Television Production Segment:
Revenue	$189.3	$288.5	$(99.2)	(34.4)%
Expenses:
Direct operating expense	151.5	239.6	(88.1)	(36.8)%
Distribution & marketing expense	12.0	12.3	(0.3)	(2.4)%
General and administrative expenses	15.6	10.6	5.0	47.2%
Segment profit	$10.2	$26.0	$(15.8)	(60.8)%

Direct operating expense as a percentage of revenue	80.0%	83.1%

Revenue. The table below presents Television Production revenue and changes in revenue by media for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Television Production Revenue
Television	$112.4	$165.5	$(53.1)	(32.1)%
International	35.3	46.3	(11.0)	(23.8)%
Home Entertainment
Digital	19.9	52.6	(32.7)	(62.2)%
Packaged Media	0.5	1.2	(0.7)	(58.3)%
Total Home Entertainment	20.4	53.8	(33.4)	(62.1)%
Other	21.2	22.9	(1.7)	(7.4)%
Total Television Production Revenue	$189.3	$288.5	$(99.2)	(34.4)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased $53.1 million, or 32.1%, in the three months ended June 30, 2026, due to a lower number of television episodes delivered in the current quarter as compared to the prior year’s quarter.

International revenue decreased $11.0 million, or 23.8%, in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to lower revenue generated internationally from episodes delivered in the current quarter as compared to the prior year’s quarter.

Home entertainment revenue decreased $33.4 million, or 62.1%, in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to lower digital media revenues generated in the current quarter as compared to the prior year’s quarter which reflected significant revenue generated by The Chosen Season 5.

Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2026 decreased $88.1 million, or 36.8% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior quarter. During the three months ended June 30, 2026, write-downs of $1.6 million were recorded for investments in film and television programs included in the Television Production segment direct operating expense. There were no write-downs recorded during the three months ended June 30, 2025.

General and Administrative Expense. General and administrative expenses of the Television Production segment in the three months ended June 30, 2026 increased $5.0 million, or 47.2% primarily due to an increase in incentive based compensation.

Liquidity and Capital Resources

Sources of Cash

Our liquidity and capital requirements in the three months ended June 30, 2026 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below) and the monetization of trade accounts receivable. As of June 30, 2026, we had cash and cash equivalents of $425.8 million.

Corporate Debt

Our corporate debt as of June 30, 2026, excluding film related obligations discussed further below, consisted of the following:
•Credit Agreement: We have an $800.0 million revolving credit facility (with no outstanding balance as of June 30, 2026), which may be increased to a total amount not in excess of $1,200.0 million, subject to the terms and conditions set forth therein. We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•Senior Notes: We have $389.9 million outstanding of 6.0% senior notes due 2030 (the “Senior Notes”).
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a $340.0 million senior secured amortizing term credit facility (the “eOne IP Credit Facility”) secured by certain intellectual property rights primarily associated with titles acquired as part of the eOne acquisition. In March 2026, the Company amended the eOne IP Credit Facility, increasing the maximum principal amount to $371.3 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $362.0 million outstanding as of June 30, 2026. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility. In September 2024, as amended in November 2024, December 2024, March 2025, June 2025 and September 2025, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “LG IP Credit Facility”) based on and secured by the Company’s intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $1,250.0 million as of June 30, 2026 subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of June 30, 2026, $1,156.3 million was outstanding under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.
•3 Arts Credit Facility. On May 29, 2025 in preparation for the A & A purchase (see Note 3 to our unaudited condensed consolidated financial statements), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) secured by a security interest in substantially all of the assets of 3 Arts and guarantors, as defined in the 3 Arts Credit Facility, subject to certain exceptions. As of June 30, 2026, $30.7 million was outstanding under the 3 Arts Credit Facility. Advances under the 3 Arts Credit Facility are payable at maturity, which is on May 29, 2029. As of June 30, 2026, there was $19.3 million available under the 3 Arts Credit Facility.

See Note 6 to our unaudited condensed consolidated financial statements for discussion of our corporate debt.

Film Related Obligations

We utilize our film related obligations to fund our film and television productions. Our film related obligations as of June 30, 2026 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. As of June 30, 2026, there was $1,364.7 million outstanding under the production loans.
•Production Tax Credit Facility: As of June 30, 2026, we had a $380.0 million non-recourse senior secured revolving credit facility due January 2028 based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). Cash received is used to repay outstanding borrowings under the facility. As of June 30, 2026, $443.4 million served as collateral under the facility, and $12.6 million of borrowing capacity remained available. As of June 30, 2026, there was $367.4 million outstanding under the Production Tax Credit Facility.

•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of June 30, 2026 is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of June 30, 2026, there was $175.0 million outstanding (March 31, 2026 - $175.0 million) under the Backlog Facility.
◦Other. The Company has other loans, secured by accounts receivable and contracted receivables not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans is required to be repaid with cash received from the underlying collateral as and when collected and may be voluntarily repaid at any time without prepayment penalties. As of June 30, 2026, outstanding borrowings under the “other” loans was $138.2 million, with remaining payments due in July 2026 and December 2027. Accounts receivable of $46.3 million and contracted receivables not yet reflected as accounts receivables of $109.9 million as of June 30, 2026, represented collateral in connection with the “other” loans.

See Note 7 to our unaudited condensed consolidated financial statements for discussion of our film related obligations.

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

See Note 18 to our unaudited condensed consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.

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

In addition, the Company has a redeemable noncontrolling interest balance of $112.0 million as of June 30, 2026 related to 3 Arts Entertainment, A & A Management and other and $88.4 million included in “accrued expenses and other current liabilities” representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest, which may require the use of cash in the event the holders of the noncontrolling interests require us to repurchase their interests (see Note 9 to our unaudited condensed consolidated financial statements).

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

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table presents our significant contractual and other obligations as of June 30, 2026 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of June 30, 2026 (on-balance sheet arrangements)
Corporate debt: (1)
Revolving Credit Facility	$—	$—	$—
Senior Notes	389.9	—	389.9
eOne IP Credit Facility	362.0	37.1	324.9
LG IP Credit Facility	1,156.3	125.0	1,031.3
3 Arts Credit Facility	30.7	—	30.7
Film related obligations(2)	2,045.3	1,622.1	423.2
Content related payables(3)	22.8	22.5	0.3
Operating lease obligations	296.6	45.1	251.5
	4,303.6	1,851.8	2,451.8
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	263.3	144.3	119.0
Interest payments(5)	405.3	169.6	235.7
Other contractual obligations	365.4	67.1	298.3
	1,034.0	381.0	653.0
Total future repayment of debt and other commitments under contractual obligations (6)	$5,337.6	$2,232.8	$3,104.8
___________________
(1)See Note 6 to the unaudited condensed consolidated financial statements for further information related to the on-balance sheet corporate debt obligations.
(2)See Note 7 to the unaudited condensed consolidated financial statements for further information related to the on-balance sheet film related obligations.
(3)Content related payables classified as on-balance sheet arrangements consist of minimum guarantees representing amounts payable for film and television rights that have been acquired or licensed.
(4)Film related obligations classified as off-balance sheet arrangements consist of distribution and marketing commitments, minimum guarantees and production loan obligations that did not meet the recognition criteria at the time.
(5)Includes cash interest payments on corporate debt and film related obligations, based on the applicable SOFR rates as of June 30, 2026, net of payments and receipts under the Company’s interest rate swaps, excluding interest on the revolving credit facility, as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Excluded from the amounts above are $88.4 million recorded in noncurrent other liabilities related to the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $87.5 million of redeemable noncontrolling interest recorded as temporary equity. Due to significant uncertainties regarding the timing and amount of future payments, the Company is unable to reasonably estimate these amounts (see Note 9 to the unaudited condensed consolidated financial statements).

For additional details of commitments and contingencies, see Note 16 to our unaudited condensed consolidated financial statements.

Covenants. The Credit Agreement contains customary affirmative and negative covenants that, subject to certain significant exceptions, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or liens, make investments, engage in mergers, consolidations, asset sales or acquisitions, pay dividends or other restricted payments and enter into certain affiliate transactions. In addition, the Credit Agreement requires the Company to maintain a Liquidity Ratio (as defined in the Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2026, the Company was in compliance with all applicable covenants.

Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.

Capacity to Pay Dividends. As of June 30, 2026, the capacity to pay dividends under the Credit Agreement and the Senior Notes significantly exceeded the Company’s accumulated deficit balance or net loss from continuing operations. Accordingly, the net loss from continuing operations, net of income tax, for the three months ended June 30, 2026 of $29.3 million and accumulated deficit as of June 30, 2026 of $3,762.1 million did not impose restrictions on its ability to pay dividends as of June 30, 2026.

Discussion of Operating, Investing and Financing Cash Flow Activity

Cash, cash equivalents and restricted cash increased by $81.2 million for the three months ended June 30, 2026 and decreased by $37.2 million for the three months ended June 30, 2025, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows provided by operating activities attributable to continuing operations for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,
	2026	2025	Net Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities - Continuing Operations	$54.1	$(109.1)	$163.2

Cash flows provided by operating activities attributable to continuing operations for the three months ended June 30, 2026 of $54.1 million, as compared to cash flows used in operating activities attributable to continuing operations for the three months ended June 30, 2025 of $109.1 million. The increase in cash provided by operating activities is primarily due to higher cash flows generated from operating activities before changes in operating assets and liabilities and lower cash flows used as a result of changes in operating assets and liabilities, which included higher proceeds from accounts receivables and increases in participations and residuals, partially offset by higher cash used for investment in film and television programs, increases in other assets, and decreases in accounts payable and accrued liabilities.

Investing Activities. Cash flows used in investing activities attributable to continuing operations for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Acquisitions of businesses, net of cash acquired	$—	$(29.4)
Proceeds from the sale of equity method and other investments	—	34.0
Investments in equity method investees and other, net	—	(1.5)
Capital expenditures	(2.9)	(3.5)
Repayment of loans receivable, net	0.1	—
Net Cash Flows Used In Investing Activities - Continuing Operations	$(2.8)	$(0.4)

Cash flows used in investing activities attributable to continuing operations for the three months ended June 30, 2026 and 2025 were $2.8 million and $0.4 million, respectively. The prior year’s quarter included cash used for the acquisition of A & A, partially offset by proceeds from the sale of our equity investment in Spyglass. There was no similar activity in the current quarter.

Financing Activities. Cash flows provided by financing activities attributable to continuing operations for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$294.3	$696.4
Debt - repurchases and repayments	(335.5)	(1,007.9)
Net repayments of debt	(41.2)	(311.5)

Film related obligations - borrowings	475.4	551.1
Film related obligations - repayments	(392.6)	(479.8)
Net borrowings of film related obligations	82.8	71.3

Cash settlement in connection with Starz Separation refinancing	—	262.8
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp.	—	(3.5)
Distributions to noncontrolling interest	(1.4)	(0.8)
Tax withholding required on equity awards	(15.9)	(0.3)
Exercise of stock options	5.6	—
Net Cash Flows Provided By Financing Activities - Continuing Operations	$29.9	$18.0

Cash flows provided by financing activities attributable to continuing operations for the three months ended June 30, 2026 of $29.9 million primarily reflect net proceeds of $41.6 million related to debt and film obligations, partially offset by payments of $15.9 million related to tax withholdings required on equity awards.

Cash flows provided by financing activities attributable to continuing operations for the three months ended June 30, 2025 of $18.0 million primarily reflect a net cash settlement received in connection with the Starz Separation refinancing of $262.8 million, partially offset by total net repayments of $240.2 million related to debt and film obligations.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.9 billion at June 30, 2026 (March 31, 2026 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.5 billion at June 30, 2026 (March 31, 2026 - $1.3 billion).

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

Interest Rate Risk. At June 30, 2026, we had interest rate swap agreements to fix the interest rate on $862.8 million of variable rate SOFR-based debt. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

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

The applicable margin with respect to loans under the revolving credit facility is at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. Advances under the eOne IP Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR or a base rate, in each case plus a margin of 2.50% for SOFR loans and 1.50% for base rate loans. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $800.0 million, based on the applicable SOFR in effect as of June 30, 2026, each quarter point change in interest rates would result in a $3.7 million change in annual net interest expense on the revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, 3 Arts Credit Facility and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Backlog Facility and others) incur primarily SOFR-based interest, with applicable margins ranging from 1.00% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.4 million in additional annual interest costs (based on the outstanding principal amount of such loans).

As of June 30, 2026, our Senior Notes had an outstanding carrying value of $383.5 million, and an estimated fair value of $370.4 million. A 1% increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $12.1 million, and a 1% decrease in the level of interest rates would increase the fair value of the Senior Notes by approximately $12.5 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and effective interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2026:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2027	2028	2029	2030	2031	Thereafter	Total	June 30, 2026
	(Amounts in millions, except percentages)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Effective Interest Rate	—%	—%	—%	—%	—%	—%
eOne IP Credit Facility(1)	$27.8	$37.1	$37.1	$260.0	$—	$—	$362.0	$362.0
Effective Interest Rate	5.90%	5.90%	5.90%	5.90%	—%	—%
LG IP Credit Facility(1)	$93.8	$125.0	$125.0	$812.5	$—	$—	$1,156.3	$1,156.3
Effective Interest Rate	5.90%	5.90%	5.90%	5.90%	—%	—%
3 Arts Credit Facility(1)	$—	$—	$—	$30.7	$—	$—	$30.7	$30.7
Effective Interest Rate	—%	—%	—%	6.15%	—%	—%
Film related obligations(2)	$1,622.1	$391.8	$—	$31.4	$—	$—	$2,045.3	$2,045.3
Effective Interest Rate	5.61%	5.24%	—%	4.90%	—%	—%
Fixed Rates:
Senior Notes	$—	$—	$—	$—	$389.9	$—	$389.9	$370.4
Interest Rate	—%	—%	—%	—%	6.00%	—%
Interest Rate Swaps(3)
Variable to fixed notional amount	$691.5	$171.3	$—	$—	$—	$—	$862.8	$(0.2)
 ___________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represent amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, Backlog Facility and other), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 7 to our unaudited condensed consolidated financial statements for further information).
(3)Represent interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates ranging from 3.45% to 4.1% with maturities from August 2026 to June 2027. See Note 17 to our unaudited condensed consolidated financial statements.

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

As of June 30, 2026, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2026.

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

For a discussion of certain claims and legal proceedings, see Note 16 - Commitments and Contingencies to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A. RISK FACTORS.

Other than as set forth below, there were no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Purported noteholders have instituted suit against Old Lionsgate claiming that it breached the indenture governing certain 5.500% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.

On August 27, 2024, purported holders of former 5.500% Notes of Old Lionsgate (as defined and discussed in Note 8 to the consolidated financial statements) (now Starz Entertainment Corp. (“Starz”)) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing based on a May 2024 transaction in which Old Lionsgate exchanged approximately $390 million in aggregate principal amount of 5.500% Notes for new 5.500% exchange notes due 2029 (now, the 6.00% Notes) and entered into Supplemental Indenture No. 10 to the indenture governing the 5.500% Notes (the “LGEC Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the LGEC Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the LGEC Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories against Old Lionsgate and brought claims against other parties. On May 23, 2025, both plaintiffs filed amended complaints in view of the completion of the Starz Separation. On June 10, 2025, Old Lionsgate filed a motion to dismiss, which, on March 17, 2026, was granted in part and denied in part. Following the partial denial of Old Lionsgate's motion to dismiss, Old Lionsgate filed a notice of appeal with respect to the claims that were permitted to proceed. Subsequently, the parties entered into a settlement agreement resolving all claims, and on July 9, 2026, the court dismissed the action with prejudice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	5/7/2025
3.2	Notice of Articles	8-K	3.2	5/7/2025
4.1.11x	Supplemental Indenture No. 11, dated as of June 5, 2026
10.15.1*	Employment Agreement Extension, dated July 20, 2026, between Lionsgate Studios Corp. and James Barge	8-K	10.1	7/23/2026
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted as Inline XBRL and contained in Exhibit 101).
___________________

*	Management contract or compensatory plan or arrangement
x	Filed herewith
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

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 6, 2026		Title:	Chief Financial Officer