Form 10-Q
period 2026-09-30
Lionsgate Studios Corp.
filed 2026-11-05
CIK 2052959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 2, 2026
Common Shares, no par value per share	297,857,435 shares

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	September 30, 2026	March 31, 2026
ASSETS
Cash and cash equivalents	$358.5	$341.5
Accounts receivable, net	579.4	784.8
Other current assets	380.3	362.4
Total current assets	1,318.2	1,488.7
Investment in films and television programs, net	2,151.4	2,128.4
Property and equipment, net	35.0	34.9
Investments	44.8	41.1
Intangible assets, net	23.5	25.8
Goodwill	846.8	846.8
Other noncurrent assets	860.4	761.4
Total assets	$5,280.1	$5,327.1
LIABILITIES
Accounts payable	$221.4	$213.4
Content related payables - current	20.7	38.0
Accrued expenses and other current liabilities	388.7	354.0
Participations and residuals - current	623.0	615.6
Film related obligations - current	1,607.8	1,293.4
Debt - current	162.1	162.1
Deferred revenue - current	348.3	370.4
Total current liabilities	3,372.0	3,046.9
Debt - noncurrent	1,694.6	1,778.1
Participations and residuals - noncurrent	460.6	485.2
Film related obligations - noncurrent	523.6	656.5
Other noncurrent liabilities	314.3	308.1
Deferred revenue - noncurrent	92.1	87.6
Deferred tax liabilities	15.1	14.1
Total liabilities	6,472.3	6,376.5

Commitments and contingencies (Note 16)

Redeemable noncontrolling interest	24.0	114.1

EQUITY (DEFICIT)
Common shares, no par value, unlimited shares authorized, 297.7 shares issued (March 31, 2026 - 290.4 )	2,506.4	2,496.6
Accumulated deficit	(3,777.8)	(3,732.9)
Accumulated other comprehensive income	27.3	43.4
Total Lionsgate Studios Corp. shareholders’ equity (deficit)	(1,244.1)	(1,192.9)
Noncontrolling interests	27.9	29.4
Total equity (deficit)	(1,216.2)	(1,163.5)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,280.1	$5,327.1

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$668.8	$475.1	$1,445.4	$1,001.0
Expenses:
Direct operating	428.4	300.3	925.3	639.3
Distribution and marketing	86.9	102.6	208.8	220.7
General and administration	110.3	88.1	235.2	158.2
Depreciation and amortization	4.4	4.4	8.8	8.8
Restructuring and other	9.7	25.7	12.6	30.5
Total expenses	639.7	521.1	1,390.7	1,057.5
Operating income (loss)	29.1	(46.0)	54.7	(56.5)
Other income (expenses):
Interest expense	(57.8)	(67.3)	(114.7)	(135.9)
Interest and other income	17.5	3.4	22.3	7.8
Other gain (loss), net	(1.7)	3.2	2.0	(13.9)
Loss on extinguishment of debt	—	(1.2)	—	(2.2)
Gain on investments, net	0.2	—	1.5	8.8
Equity interests loss, net	(0.4)	(1.9)	(0.4)	(3.1)
Loss from continuing operations before income taxes	(13.1)	(109.8)	(34.6)	(195.0)
Income tax provision	(2.5)	(1.8)	(10.3)	(8.2)
Net loss from continuing operations, net of income taxes	(15.6)	(111.6)	(44.9)	(203.2)
Net loss from discontinued operations, net of income taxes	—	(1.6)	—	(16.5)
Net loss	(15.6)	(113.2)	(44.9)	(219.7)
Less: Net (income) loss attributable to noncontrolling interests	0.1	(0.3)	0.6	(2.7)
Net loss attributable to Lionsgate Studios Corp. shareholders	$(15.5)	$(113.5)	$(44.3)	$(222.4)

Amounts attributable to Lionsgate Studios Corp. shareholders:
Net loss from continuing operations	$(15.5)	$(111.9)	$(44.3)	$(205.9)
Net loss from discontinued operations, net of income taxes	—	(1.6)	—	(16.5)
Net loss attributable to Lionsgate Studios Corp. shareholders	$(15.5)	$(113.5)	$(44.3)	$(222.4)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share - continuing operations	$(0.05)	$(0.39)	$(0.15)	$(0.73)
Basic net loss per common share - discontinued operations	$—	$—	$—	$(0.06)
Basic net loss per common share	$(0.05)	$(0.39)	$(0.15)	$(0.79)

Diluted net loss per common share - continuing operations	$(0.05)	$(0.39)	$(0.15)	$(0.73)
Diluted net loss per common share - discontinued operations	$—	$—	$—	$(0.06)
Diluted net loss per common share	$(0.05)	$(0.39)	$(0.15)	$(0.79)

Weighted average number of common shares outstanding:
Basic	297.6	289.2	294.6	280.8
Diluted	297.6	289.2	294.6	280.8

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in millions)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss from continuing operations, net of tax	$(15.6)	$(111.6)	$(44.9)	$(203.2)
Other comprehensive income (loss) from continuing operations, net of income tax:
Foreign currency translation adjustments, net of tax	1.6	(7.9)	(5.6)	12.5
Net unrealized loss on cash flow hedges, net of tax	(5.3)	(9.6)	(10.5)	(20.3)
Total comprehensive loss from continuing operations, net of income tax	(19.3)	(129.1)	(61.0)	(211.0)
Net loss from discontinued operations, net of tax	—	(1.6)	—	(16.5)
Total comprehensive loss	(19.3)	(130.7)	(61.0)	(227.5)
Net (income) loss attributable to noncontrolling interests	0.1	(0.3)	0.6	(2.7)
Total comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(19.2)	$(131.0)	$(60.4)	$(230.2)

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Amounts in millions)

	Three Months Ended
	Lionsgate		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares
	Number	Amount
Balance as of June 30, 2026	293.0	$2,530.9	$(3,762.1)	$31.0	(1,200.2)	$30.1	$(1,170.1)
Exercise of stock options	0.1	0.3	—	—	0.3	—	0.3
Share-based compensation	7.7	22.9	—	—	22.9	—	22.9
Share cancellations for taxes	(3.2)	(48.1)	—	—	(48.1)	—	(48.1)
Issuance of common shares	0.1	0.4	—	—	0.4	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	(2.8)	(2.8)
Net income (loss)	—	—	(15.5)	—	(15.5)	0.6	(14.9)
Other comprehensive loss	—	—	—	(3.7)	(3.7)	—	(3.7)
Redeemable noncontrolling interests adjustments	—	—	(0.2)	—	(0.2)	—	(0.2)
Balance as of September 30, 2026	297.7	$2,506.4	$(3,777.8)	$27.3	$(1,244.1)	$27.9	$(1,216.2)

Balance as of June 30, 2025	285.8	$2,424.3	$(3,643.1)	$70.9	(1,147.9)	$29.9	$(1,118.0)
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	—	7.7	—	—	7.7	—	7.7
Share-based compensation, post Starz separation	5.9	23.2	—	—	23.2	—	23.2
Share cancellations for taxes, post Starz separation	(2.1)	(13.1)	—	—	(13.1)	—	(13.1)
Net income (loss)	—	—	(113.5)	—	(113.5)	0.7	(112.8)
Other comprehensive loss	—	—	—	(17.5)	(17.5)	—	(17.5)
Redeemable noncontrolling interests adjustments	—	—	(0.3)	—	(0.3)	—	(0.3)
Balance as of September 30, 2025	289.6	$2,442.1	$(3,756.9)	$53.4	$(1,261.4)	$30.6	$(1,230.8)

	Six Months Ended
	Lionsgate		Old Lionsgate Class A Voting		Old Lionsgate Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares		Common Shares
	Number	Amount	Number	Amount	Number	Amount
Balance as of March 31, 2026	290.4	$2,496.6	—	$—	—	$—	$(3,732.9)	$43.4	$(1,192.9)	$29.4	$(1,163.5)
Exercise of stock options	0.6	5.9	—	—	—	—	—	—	5.9	—	5.9
Share-based compensation	11.1	67.0	—	—	—	—	—	—	67.0	—	67.0
Share cancellations for taxes	(4.5)	(64.0)	—	—	—	—	—	—	(64.0)	—	(64.0)
Issuance of common shares	0.1	0.9	—	—	—	—	—	—	0.9	—	0.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Net income (loss)	—	—	—	—	—	—	(44.3)	—	(44.3)	1.4	(42.9)
Other comprehensive loss	—	—	—	—	—	—	—	(16.1)	(16.1)	—	(16.1)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Balance as of September 30, 2026	297.7	$2,506.4	—	$—	—	$—	$(3,777.8)	$27.3	$(1,244.1)	$27.9	$(1,216.2)

Balance as of March 31, 2025	—	$—	83.7	$674.7	156.8	$2,522.1	$(3,534.1)	$72.6	$(264.7)	$(88.0)	$(352.7)
Share-based compensation prior to Starz Separation	—	—	—	0.1	0.1	6.8	—	—	6.9	—	6.9
Issuance of common shares	—	—	—	0.2	—	0.2	—	—	0.4	—	0.4
Issuance of Lionsgate common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and spin off of the Starz Business	250.8	2,559.5	(83.7)	(675)	(156.9)	(2,529.1)	—	(19.2)	(663.8)	—	(663.8)
Issuance of Lionsgate common shares for LG Studios Flip post Starz Separation and acquisition of noncontrolling interest in Lionsgate Studios (see Note 1)	34.9	(124.6)	—	—	—	—	—	7.8	(116.8)	116.8	—
Share-based compensation, post Starz separation	6.1	20.6	—	—	—	—	—	—	20.6	—	20.6
Share cancellations for taxes, post Starz separation	(2.2)	(13.4)	—	—	—	—	—	—	(13.4)	—	(13.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Net income (loss)	—	—	—	—	—	—	(222.4)	—	(222.4)	2.6	(219.8)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	(7.8)	—	(7.8)
Redeemable noncontrolling interests adjustments	—	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Balance as of September 30, 2025	289.6	$2,442.1	—	$—	—	$—	$(3,756.9)	$53.4	$(1,261.4)	$30.6	$(1,230.8)
_________________________________
(a)Excludes redeemable noncontrolling interests classified outside of shareholders’ equity (see Note 9).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Six Months Ended
	September 30,
	2026	2025
Operating Activities:
Net loss	$(44.9)	$(219.7)
Less: Net loss from discontinued operations, net of income tax	—	(16.5)
Net loss from continuing operations, net of income tax	(44.9)	(203.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8.8	8.8
Amortization of films and television programs	541.2	412.6
Amortization of debt financing costs and other non-cash interest (benefit)	(0.4)	5.7
Non-cash share-based compensation	63.3	25.0
Other non-cash items	13.0	31.2
Content and other impairments	5.9	9.8
Loss on extinguishment of debt	—	2.2
Equity interests loss	0.4	3.1
Gain on investments, net	(1.5)	(8.8)
Deferred income taxes	1.0	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	223.0	116.0
Investment in films and television programs, net	(571.2)	(580.3)
Other assets	(91.7)	55.2
Accounts payable and accrued liabilities	(93.6)	(75.4)
Participations and residuals	(16.3)	(63.2)
Content related payables	(18.0)	(13.0)
Deferred revenue	(17.6)	60.7
Net Cash Flows Provided By (Used In) Operating Activities - Continuing Operations	1.4	(213.1)
Net Cash Flows Provided By Operating Activities - Discontinued Operations	—	78.1
Net Cash Flows Provided By (Used In) Operating Activities	1.4	(135.0)
Investing Activities:
Acquisitions of businesses, net of cash acquired	—	(29.4)
Proceeds from the sale of equity method and other investments	—	34.0
Investments in equity method investees and other	—	(2.0)
Capital expenditures	(6.5)	(6.7)
Net Cash Flows Used In Investing Activities - Continuing Operations	(6.5)	(4.1)
Net Cash Flows Used In Investing Activities - Discontinued Operations	—	(1.5)
Net Cash Flows Used in Investing Activities	(6.5)	(5.6)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	488.8	1,728.5
Debt - repurchases and repayments	(578.5)	(1,779.0)
Film related obligations - borrowings	844.9	1,411.5
Film related obligations - repayments	(671.2)	(1,447.7)
Cash settlement in connection with Starz Separation refinancing	—	262.8
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp.	—	(3.5)
Distributions to noncontrolling interests, net	(4.2)	(2.0)
Exercise of stock options	5.9	—
Tax withholding required on equity awards	(64.2)	(13.4)
Net Cash Flows Provided By Financing Activities - Continuing Operations	21.5	157.2
Net Cash Flows Used In Financing Activities - Discontinued Operations	—	(22.3)
Net Cash Flows Provided By Financing Activities	21.5	134.9
Net Change In Cash, Cash Equivalents and Restricted Cash	16.4	(5.7)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(1.1)	1.0
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	419.8	291.6
Cash, Cash Equivalents and Restricted Cash - End Of Period	$435.1	$286.9
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

For accounting purposes, under United States generally accepted accounting principles (“U.S. GAAP”), Old Lionsgate was treated as the accounting spinnor and predecessor to the Company and Starz was treated as the accounting spinnee. As a result, the pro rata distribution of the Starz Business was recorded as an equity transaction and no gain or loss was recognized. The historical results of operations and cash flows of the Starz Business, previously reported as the Media Networks segment, are presented as discontinued operations for periods prior to the separation. See Note 2 for the presentation of discontinued operations, including the partial period through May 6, 2025, during the six months ended September 30, 2025.

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

Basis of Presentation

Generally Accepted Accounting Principles

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and are consistent in all material respects with the accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 27, 2026. The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. Interim results are not necessarily indicative of financial results for a full year. The balance sheet as of March 31, 2026 has been derived from the Company’s consolidated audited financial statements, as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain reclassifications have been made in the fiscal 2026 financial statements to conform to the fiscal 2027 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the unaudited condensed consolidated financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies and assets acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs and goodwill. Actual results could differ from such estimates.

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

Recent Accounting Pronouncements Not Yet Adopted

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (Subtopic 220-40), requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The disclosures required under the ASU can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and disclosures.

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

Loss from discontinued operations, reflecting the results of the Starz Business through May 6, 2025 for the six months ended September 30, 2025, was as follows:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended
September 30,
2025
(Amounts in millions)
Revenues	$127.3
Expenses:
Direct operating	71.7
Distribution and marketing	26.3
General and administration	10.0
Depreciation and amortization	19.6
Restructuring and other	15.1
Total expenses	142.7
Operating loss	(15.4)
Interest expense	(0.4)
Other loss, net	(0.6)
Loss from discontinued operations before income taxes	(16.4)
Income tax provision	(0.1)
Net loss from discontinued operations, net of income taxes	$(16.5)

General and administrative corporate overhead costs previously allocated to the Starz Business that did not meet the criteria to be presented as discontinued operations were excluded from the amounts presented above. Expenses incurred directly related to the Starz Separation during the six months ended September 30, 2025, including legal, accounting and tax advisory services of $7.9 million, are reflected as discontinued operations.

Discontinued operations include only interest expense and related costs directly attributable to the Starz Business or obligations, primarily related to certain Starz-issued notes retained by Starz post-separation and other directly related obligations. No other interest expense was allocated to discontinued operations.

Continuing Involvement with Starz Entertainment Corp.

Transition Services Agreement. In connection with the Starz Separation, the Company and Starz entered into a transition services agreement pursuant to which the Company and Starz provide to each other, on an interim, transitional basis, various services, such as services related to production (such as music creative/supervision), finance, accounting, legal, information technology, human resources, investor relations, employee benefits and other services, for periods generally up to thirteen (13) months following the completion of the Starz Separation. During the three and six months ended September 30, 2026, the Company recognized $0.1 million and $0.2 million, respectively, of transition services agreement reimbursement, recorded as a reduction to general and administration expense within continuing operations (three and six months ended September 30, 2025 - reimbursement was $0.3 million and $0.5 million, respectively).

Content Licensing. Following the Starz Separation, the Company and Starz continue to be parties to certain commercial agreements, including: (i) master originals content licensing agreements granting Starz subscription video on demand (“SVOD”) and pay television rights to certain first-run original series owned by the Company in the U.S. and Canada; (ii) library license agreements granting Starz SVOD and pay television rights to certain library series and film content owned by the Company in the U.S. and Canada; (iii) a multiyear pay-one television output arrangement granting Starz an exclusive U.S. pay television/SVOD license to Lionsgate- or Summit-branded films theatrically released in the U.S.; and (iv) a distribution agreement authorizing the Company, on an exclusive basis, to globally distribute off-platform linear, on-demand, and transactional rights to certain original series owned by Starz (subject to holdbacks to preserve periods of exclusivity for Starz’s platforms). These agreements have varying terms, with certain library license agreements extending through at least 2028 and the pay television/SVOD arrangement with license periods extending through at least 2037. During the three and six months ended September 30, 2026, the Company recognized $84.3 million and $126.9 million, respectively, of revenue from these licensing agreements within continuing operations (three and six months ended September 30, 2025 - revenue was $33.7 million and $116.1 million, respectively). The Company received $136.0 million and $236.7 million for the three and six months ended September 30, 2026, respectively, of cash related to such agreements (three and six months ended September 30, 2025 - cash received was $104.7 million and $165.0 million, respectively).

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions

A & A Acquisition

On May 30, 2025, 3 Arts Entertainment (“3 Arts”) acquired a 51% ownership interest in A & A Management Group LLC, (“A & A”), a full service sports and entertainment management company for cash consideration of $24.5 million and up to $6.8 million of contingent consideration payable based on specified EBITDA thresholds through the fiscal year ending March 31, 2027. Under the acquisition method of accounting, A & A’s results of operations have been included in the Company’s consolidated financial statements beginning on the acquisition date. Based upon the final valuation, $31.0 million was allocated to goodwill and $19.2 million was recorded as a redeemable noncontrolling interest, representing the noncontrolling interest holder’s 49% ownership interest in A & A (see Note 9). The goodwill is primarily the value of key relationships in the sports and entertainment industry and is included in the Television Production segment. Goodwill is not amortized for financial reporting purposes but is deductible for federal income tax purposes.

4. Investment in Films and Television Programs

The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs was as follows:

	September 30, 2026	March 31, 2026
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,040.4	$1,040.5
Completed and not released	308.5	249.8
In progress	694.6	743.1
In development	107.9	95.0
Total investment in films and television programs, net	$2,151.4	$2,128.4

At September 30, 2026, acquired film and television libraries had remaining unamortized costs of $192.6 million, which are monetized individually and amortized on either a straight-line basis or under the individual-film-forecast method over a weighted average remaining period of approximately 12.2 years (March 31, 2026 - unamortized costs were $207.0 million).

Amortization of investment in film and television programs was $276.4 million and $541.2 million for the three and six months ended September 30, 2026, respectively, and was included in direct operating expense in the unaudited condensed consolidated statements of operations (three and six months ended September 30, 2025 - amortization was $188.2 million and $412.6 million, respectively).

Impairments. Investment in films and television programs include write-downs to fair value. The Company recognized the following impairments, by expense category, during the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Impairments included in direct operating expense by segment:(1)
Motion Picture	$3.1	$—	$14.3	$—
Television Production	6.0	1.5	7.6	1.5

Impairments included in restructuring and other(2)	5.9	8.6	5.9	8.6
Total impairments	$15.0	$10.1	$27.8	$10.1
___________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts as disclosed above.
(2)Impairments included in restructuring and other represent write-downs in connection with the restructuring of the Motion Picture and Television Production businesses and are not included in segment operating results. See Note 14 for further information.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Investments

The Company’s investments consisted of the following:

	September 30, 2026	March 31, 2026
	(Amounts in millions)
Investments in equity method investees	$28.3	$31.4
Other investments(1)	16.5	9.7
Total investments	$44.8	$41.1
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
•Muchos Amigos Pictures. Muchos Amigos Pictures is a joint venture that invests in feature films in Latin America.
•Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

Sale of Equity Method Investment

On April 17, 2025, the Company sold its equity method ownership interest in Spyglass, a global premium content company, for $31.9 million, resulting in a gain of $3.1 million recognized within gain on investments on the Company’s unaudited condensed consolidated statement of operations during the six months ended September 30, 2025. The Company received the total proceeds during the year ended March 31, 2026.

6. Corporate Debt

Total debt of the Company, excluding film related obligations, as of September 30, 2026 and March 31, 2026 was as follows:

	September 30, 2026	March 31, 2026
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$—	$—
Senior Notes	389.9	389.9
eOne IP Credit Facility	345.3	371.3
LG IP Credit Facility	1,125.0	1,187.5
3 Arts Credit Facility	30.7	30.7
Total corporate debt	1,890.9	1,979.4
Unamortized debt issuance costs	(34.2)	(39.2)
Total corporate debt, net	1,856.7	1,940.2
Less current portion	(162.1)	(162.1)
Total corporate debt - noncurrent	$1,694.6	$1,778.1

Credit Agreement (Revolving Credit Facility)

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 6, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Lions Gate Television Inc. (“LGTV”), a wholly-owned subsidiary of the Company, as borrower, the guarantors referred to therein, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.

Revolving Credit Facility Availability of Funds & Commitment Fee. The Credit Agreement provides for an $800.0 million senior secured revolving credit facility, which may be increased up to $1.2 billion. Borrowing availability is limited by a borrowing base. With no outstanding balance as of September 30, 2026, $800.0 million of borrowing capacity remained available. LGTV is required to pay a commitment fee of 0.375% per annum on the unused portion of the revolving facility.

Maturity Date. The Credit Agreement and commitments thereunder mature on May 6, 2030.

Interest. Borrowings under the Credit Agreement bear interest at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. The effective interest rate on borrowings under the Credit Agreement during the three months ended September 30, 2026 was 6.41%, before the impact of interest rate swaps. See Note 17 for interest rate swap detail.

Security and Guarantees. LGTV’s obligations under the Credit Agreement are guaranteed by the Company and substantially all of its wholly-owned restricted subsidiaries and secured by substantially all assets of LGTV and the guarantors, in each case subject to certain customary exceptions.

Covenants. The Credit Agreement contains customary affirmative and negative covenants that, subject to certain significant exceptions, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or liens, make investments, engage in mergers, consolidations, asset sales or acquisitions, pay dividends or other restricted payments and enter into certain affiliate transactions. In addition, the Credit Agreement requires the Company to maintain a Liquidity Ratio (as defined in the Credit Agreement) of no less than 1.10 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2026, the Company was in compliance with all applicable covenants.

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

In connection with the completion of the Starz Separation, LGTV assumed the Senior Notes pursuant to a Supplemental Indenture, under which LGTV became the primary and assumed all obligations of the original issuer. The original issuer was released and discharged from all obligations under the Senior Notes.

Maturity Date. Upon completion of the Starz Separation, the maturity date of the Senior Notes was extended to April 15, 2030.

Interest. Following completion of the Starz Separation, the Senior Notes bear interest at 6.00% per annum, payable semi-annually.

Security and Guarantees. LGTV’s obligations under the original and Supplemental Indenture are guaranteed by the Company and affiliated grantors. The Company and grantors have pledged substantially all existing and future owned assets, in each case subject to certain customary exceptions.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Covenants. The Senior Notes contain covenants that, subject to specified exceptions, restrict the Company’s ability to incur additional indebtedness, declare dividends or repurchase its common shares, make certain loans or investments, and dispose of certain assets, among other limitations. As of September 30, 2026, the Company was in compliance with all applicable covenants.

Optional Redemption. The Company may redeem the Senior Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest, if any, to the redemption date. The redemption prices (expressed as a percentage of the principal amount) are as follows: (i) prior to the first anniversary of the Starz Separation closing date - 103%; (ii) on or after the first anniversary and prior to the second anniversary - 102%; (iii) on or after the second anniversary and prior to the third anniversary - 101%; (iv) on or after the third anniversary - 100%.

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

Capacity to Pay Dividends. As of September 30, 2026, the capacity to pay dividends under the Credit Agreement and the Senior Notes significantly exceeded the Company’s accumulated deficit balance or net loss from continuing operations. Accordingly, the net loss from continuing operations, net of income taxes, for the six months ended September 30, 2026 of $44.9 million and accumulated deficit as of September 30, 2026 of $3,777.8 million did not impose restrictions on the Company’s ability to pay dividends as of September 30, 2026.

eOne IP Credit Facility

In July 2024, certain subsidiaries of the Company entered into a $340.0 million senior secured amortizing term credit facility (the “eOne IP Credit Facility”) secured by certain intellectual property rights primarily associated with titles acquired as part of the eOne acquisition. In March 2026, the Company amended the eOne IP Credit Facility, increasing the maximum principal amount to $371.3 million. The facility continues to be subject to the amount of collateral available based on the valuation of unsold rights from the libraries. Prior to the amendment, the eOne IP Credit Facility was subject to quarterly required principal payments of $8.5 million beginning on November 14, 2024. Following the amendment, the required quarterly principal payments increased to $9.3 million beginning with the quarter ended March 31, 2026. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. As of September 30, 2026, the effective interest rate on outstanding borrowings was 6.16%, before the impact of interest rate swaps. See Note 17 for interest rate swap detail. As of September 30, 2026, $345.3 million was outstanding with no additional borrowing capacity available. The eOne IP Credit Facility matures on July 3, 2029.

LG IP Credit Facility

In September 2024, certain subsidiaries of the Company entered into a $455.0 million senior secured amortizing term credit facility (the “LG IP Credit Facility”) secured by intellectual property rights primarily associated with certain titles. Subsequent amendments increased the maximum principal amount available under the facility to $850.0 million in 2024, $1.0 billion in March 2025 and $1.25 billion on September 26, 2025. The facility continues to be subject to the amount of collateral available, which is based on the valuation of unsold rights from the applicable libraries. The LG IP Credit Facility also contains customary affirmative and negative covenants that require the Company to maintain compliance with certain financial covenants, including a maximum loan-to-value percentage and a minimum fixed charge coverage ratio of 1.10 to 1.00. As of September 30, 2026, the Company was in compliance with all applicable covenants. The Company is subject to quarterly required principal payments of 2.5% of the applicable aggregate outstanding principal amount. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. As of September 30, 2026, the effective interest rate on outstanding borrowings was 6.16%, before the impact of interest rate swaps. See Note 17 for interest rate swap detail. As of September 30, 2026, $1,125 million was outstanding with no additional borrowing capacity available. The LG IP Credit Facility matures on September 30, 2029.

3 Arts Credit Facility

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On May 29, 2025, in preparation for the A & A purchase (see Note 3), 3 Arts Entertainment (“3 Arts”) entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) secured by a security interest in substantially all of the assets of 3 Arts and the guarantors, subject to certain exceptions. The 3 Arts Credit Facility also contains certain customary affirmative and negative covenants that are customary for similar financings. At the borrower’s option, advances under the 3 Arts Credit Facility bear interest at a rate per annum equal to either Term SOFR plus a margin of 2.50% or a base rate plus a margin of 1.50%. As of September 30, 2026, the effective interest rate on outstanding borrowings was 6.41%, before the impact of interest rate swaps. See Note 17 for interest rate swap detail. The borrower is required to pay a commitment fee equal to 0.35% per annum of unused commitments under the facility. As of September 30, 2026, $30.7 million was outstanding and approximately $19.3 million of borrowing capacity remained available. The 3 Arts Credit Facility matures on May 29, 2029.

Loss on Extinguishment of Debt

During the three and six months ended September 30, 2025, the Company recognized a $1.2 million loss on extinguishment of debt related to issuance costs written off in connection with an early prepayment and termination of a film library credit facility. In addition, the Company recognized a $1.0 million loss on extinguishment of debt during the six months ended September 30, 2025, related to the termination of its prior revolving credit facility and subsequent entry into the Credit Agreement in connection with the Starz Separation. No gains or losses on debt extinguishment were recognized during the three and six months ended September 30, 2026.

7. Film Related Obligations

Total film related obligations as of September 30, 2026 and March 31, 2026 were as follows:

	September 30, 2026	March 31, 2026
	(Amounts in millions)
Film related obligations:
Production Loans	$1,418.1	$1,283.9
Production Tax Credit Facility	364.4	368.0
Backlog Facility and Other	356.6	307.2
Total film related obligations	2,139.1	1,959.1
Unamortized issuance costs	(7.7)	(9.2)
Total film related obligations, net	2,131.4	1,949.9
Less current portion	(1,607.8)	(1,293.4)
Total film related obligations - noncurrent	$523.6	$656.5

Production Loans:

Production loans represent individual and multi-title loans for film and television programs that the Company produces. The majority of the production loans have contractual repayment dates either at or near the expected completion or release dates of the productions, with the exception of certain loans containing repayment dates on a longer term basis. The loans primarily incur SOFR-based interest at a weighted average rate of 5.70%, before the impact of interest rate swaps. See Note 17 for interest rate swap details. As of September 30, 2026, $1,250.0 million of the $1,418.1 million outstanding balance was secured by collateral comprised of the underlying intellectual property rights associated with the related film or television productions, with the remaining $168.1 million unsecured.

Production Tax Credit Facility:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In January 2021, as amended in May 2025, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) secured solely by certain of the Company’s tax credit receivables. As of September 30, 2026, the Production Tax Credit Facility had a maximum borrowing capacity of $380.0 million, subject to the availability of certain eligible collateral. As of September 30, 2026, tax credit receivables of $440.4 million served as collateral under the facility, based on specified percentages of amounts receivable from governmental authorities pursuant to the tax incentive laws of eligible jurisdictions related to the production or exploitation of motion pictures and television programming in such jurisdictions. The cash received from the underlying collateral is used to repay outstanding borrowings under the facility. Advances under the facility bear interest at either (i) SOFR plus 0.10% plus 1.50% per annum, or (ii) the base rate plus 0.50% per annum. As of September 30, 2026, the effective interest rate on the outstanding borrowings of $364.4 million was 5.51% and $15.6 million of borrowing capacity remained available. The Production Tax Credit Facility matures on January 27, 2028.

Backlog Facility and Other:

Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of September 30, 2026 was $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility. As of September 30, 2026, the effective interest rate on outstanding borrowings was 5.16%. The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral are used to repay the facility. The facility matures up to 2 years, 90 days after the revolving period ends, currently August 28, 2030. As of September 30, 2026, $175.0 million was outstanding under the Backlog Facility (March 31, 2026 - $175.0 million), with no borrowing capacity remaining.

Other. The Company has other loans, secured by accounts receivable and contracted receivables not yet recognized as revenue under certain licensing agreements. Borrowings under these loans are required to be repaid with cash received from the underlying collateral as collected and may be voluntarily repaid at any time without prepayment penalties. As of September 30, 2026, outstanding borrowings under the “other” loans were $181.6 million (March 31, 2026 - $132.2 million), bearing SOFR-based interest at a weighted average rate of 5.48%. The borrowings were secured by accounts receivable of $41.1 million and contracted receivables not yet recognized as accounts receivable of $157.1 million. The remaining contractual payment on the “other” loans is due in December 2027.

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

Assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2026 and March 31, 2026 were as follows:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2026			March 31, 2026
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(Amounts in millions)
Assets:
Forward exchange contracts (see Note 17)	$—	$0.4	$0.4	$—	$—	$—
Interest rate swaps (see Note 17)	—	0.5	0.5	—	—	—

Liabilities:
Forward exchange contracts (see Note 17)	—	1.8	1.8	—	2.7	2.7
Interest rate swaps (see Note 17)	—	—	—	—	1.6	1.6

	September 30, 2026		March 31, 2026
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
	(Amounts in millions)
Corporate Debt:
Revolving Credit Facility	$—	$—	$—	$—
Senior Notes	383.9	363.5	383.1	359.6
eOne IP Credit Facility	341.4	345.3	366.7	371.3
LG IP Credit Facility	1,112.1	1,125.0	1,172.5	1,187.5
3 Arts Credit Facility	30.2	30.7	30.1	30.7
Film Related Obligations:
Production Loans	$1,414.8	$1,418.1	$1,280.5	$1,283.9
Production Tax Credit Facility	362.1	364.4	364.8	368.0
Backlog Facility and Other	354.5	356.6	304.6	307.2

The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that utilize observable market inputs, such as SOFR-based yield curves, swap rates and credit ratings (Level 2 measurements).

In addition to the financial instruments listed in the tables above, the Company holds other short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, content related payables and other accrued liabilities. The carrying values of these financial instruments approximate their fair values as of September 30, 2026 and March 31, 2026 due to their short-term nature.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Beginning balance	$114.1	$93.7
Net income (loss) attributable to redeemable noncontrolling interests	(2.0)	0.1
Adjustments to redemption value	0.6	0.2
Cash distributions, net	(1.3)	(1.2)
Noncontrolling interest related to acquisitions	—	21.4
Reclassification of 3 Arts redemption obligation	(87.4)	—
Ending balance	$24.0	$114.2

3 Arts Entertainment. The Company has a noncontrolling interest in 3 Arts, of which a portion was reflected in redeemable noncontrolling interest and a portion reflected as a liability within “accrued expenses and other current liabilities” in the unaudited condensed consolidated balance sheets.

Redeemable noncontrolling interest: Prior to September 30, 2026, the redeemable noncontrolling interest balance reflects the fully vested equity portion of the noncontrolling interest, which was classified as redeemable noncontrolling interest outside of shareholders’ equity on the Company’s unaudited condensed consolidated balance sheets due to the embedded purchase and sale rights related to the remaining 24% ownership held by the noncontrolling interest holders that were contractually exercisable for a sale beginning in January 2027. The redemption price under both the holder’s right to sell its interest to the Company and the Company’s right to purchase the interest was determined using a formula based on a fixed multiple of EBITDA, subject to a minimum purchase price, rather than fair value. At each reporting date, the Company adjusted the redeemable noncontrolling interest to its redemption value, with the corresponding adjustment recognized in accumulated deficit.

On September 29, 2026, the noncontrolling interest holders exercised their put right to sell their remaining 24% interest to the Company with the sale transaction to close no later than February 1, 2027. The Company expects to acquire the holders’ remaining 24% interest for an estimated redemption price of approximately $175.4 million, as calculated in accordance with the terms of the underlying agreement described above. The holders retain ownership rights through the settlement date and the Company continues to attribute earnings to the noncontrolling interest until such date.

As of September 30, 2026, due to the put option exercise described above, the redeemable noncontrolling interest balance of $87.4 million was reclassified to a liability within “accrued expenses and other current liabilities” in the unaudited condensed consolidated balance sheet since the redemption is no longer contingent.

See Note 19 for information regarding a subsequent transaction in which a third party acquired a noncontrolling interest in a newly formed entity solely holding the Company’s equity interest in 3 Arts.

Compensatory liability: A portion of the noncontrolling interest is considered compensatory, as it is subject to forfeiture provisions upon termination of employment under certain circumstances. The compensatory portion was accounted for as a liability-classified award under ASC 718 based on the terms of the redemption features and remeasured at each reporting date. At each reporting date, changes in the estimated redemption value were recognized as compensation expense within general and administrative expenses over the service period from January 2, 2024 through January 2027. As of September 30, 2026, approximately $87.9 million is reflected in “accrued expenses and other current liabilities” in the unaudited condensed consolidated balance sheet based on the estimated redemption amount.

A & A. On May 30, 2025, 3 Arts acquired a 51% ownership in A & A (see Note 3 for additional details), with the remaining 49% classified as a redeemable noncontrolling interest outside of shareholders’ equity on the unaudited condensed consolidated balance sheets. The redeemable noncontrolling interest balance was remeasured to its redemption value, resulting in a balance of $18.9 million as of September 30, 2026 (March 31, 2026 - $20.1 million). The embedded purchase and sale rights held by the noncontrolling interest holder are exercisable beginning in November 2030.

Other. The Company has other immaterial redeemable noncontrolling interests.

Non-Redeemable Noncontrolling Interests

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CP LG Library Holdings, LLC. The Company has a noncontrolling interest representing approximately 49% of CP LG Library Holdings, LLC (“CP LG”), with the Company designated as the managing member. Upon acquisition, as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of CP LG, the Company determined that CP LG is a variable interest entity for which it is the primary beneficiary and the related assets and liabilities of the acquired library do not meet the definition of a business. Therefore, the Company has consolidated CP LG under the applicable accounting guidance. As of September 30, 2026, the unaudited condensed consolidated balance sheet included assets and liabilities of CP LG totaling $55.7 million and $2.3 million, respectively. The assets and liabilities primarily consist of accounts receivable, investment in film and television productions and participations and residuals.

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

Revenue by Segment, Market or Product Line

The table below presents revenue by segment, market or product line for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Revenue by Type:
Motion Picture:
Theatrical	$11.3	$18.5	$219.8	$47.2
Home Entertainment
Digital Media	170.7	124.7	324.5	232.6
Packaged Media	13.1	10.2	22.9	18.3
Total Home Entertainment	183.8	134.9	347.4	250.9
Television	67.9	38.6	102.8	74.0
International	80.8	76.2	251.5	157.5
Other	15.5	8.2	25.1	14.1
Total Motion Picture revenues	$359.3	$276.4	$946.6	$543.7

Television Production
Television	172.8	110.9	285.2	276.5
International	59.5	30.7	94.8	77.1
Home Entertainment
Digital Media	57.3	38.0	77.3	90.6
Packaged Media	—	0.4	0.4	1.6
Total Home Entertainment	57.3	38.4	77.7	92.2
Other	19.9	18.7	41.1	41.4
Total Television Production revenues	309.5	198.7	498.8	487.2
Intersegment eliminations(1)	—	—	—	(29.9)
Total revenues	$668.8	$475.1	$1,445.4	$1,001.0
___________________

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue on the unaudited condensed consolidated balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized, and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2026 were as follows:

	Remainder of Year Ending March 31,	Year Ending March 31,
	2027	2028	2029	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,109.6	$572.2	$123.1	$122.8	$1,927.7

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $95.0 million and $197.1 million, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2026, respectively, from performance obligations satisfied prior to March 31, 2026. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, deferred revenue and contract assets. See the unaudited condensed consolidated balance sheets for accounts receivable and deferred revenue balances and Note 18 for contract asset balances as of September 30, 2026 and March 31, 2026.

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

Changes in the allowance for credit losses were as follows:

	March 31, 2026	Provision for credit losses	Uncollectible accounts written-off	September 30, 2026
	(Amounts in millions)
Allowance for credit losses	$6.3	$2.9	$(3.7)	$5.5

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers’ audit rights to expire. See Note 18 for contract asset balances as of September 30, 2026 and March 31, 2026.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of September 30, 2026 decreased as compared to March 31, 2026. Revenues of $82.5 million and $269.7 million were recognized during the three and six months ended September 30, 2026, respectively, related to the balance of deferred revenue as of March 31, 2026.

11. Net Loss Per Share

Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. As a result of the Starz Separation, weighted average common shares outstanding, basic and dilutive, prior to May 6, 2025 reflect pre-transaction Old Lionsgate Class A Shares multiplied by one and twelve one-hundredths (1.12) and pre-transaction Old Lionsgate Class B Shares. The LG Studios Flip is reflected as of May 6, 2025. Basic and diluted net loss per share for the three and six months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss from continuing operations	$(15.5)	$(111.9)	$(44.3)	$(205.9)
Less: Accretion of redeemable noncontrolling interest	(0.2)	(0.3)	(0.6)	(0.3)
Net loss from continuing operations after accretion of redeemable noncontrolling interest	(15.7)	(112.2)	(44.9)	(206.2)
Net loss from discontinued operations	—	(1.6)	—	(16.5)
Net loss attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(15.7)	$(113.8)	$(44.9)	$(222.7)

Denominator:
Weighted average common shares outstanding	297.6	289.2	294.6	280.8

Basic and diluted net loss per common share - continuing operations	$(0.05)	$(0.39)	$(0.15)	$(0.73)
Basic and diluted net loss per common share - discontinued operations	$—	$—	$—	$(0.06)
Basic and diluted net loss per common share	$(0.05)	$(0.39)	$(0.15)	$(0.79)

As a result of the net loss from continuing operations in the three and six months ended September 30, 2026 and 2025, the dilutive effect of the share purchase options, restricted share units (“RSUs”) and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and six months ended September 30, 2026 totaled 4.8 million and 7.6 million, respectively (three and six months ended September 30, 2025 - 1.8 million and 2.1 million, respectively).

Additionally, for the three and six months ended September 30, 2026 and 2025, the outstanding issuable common shares presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	7.8	17.0	7.7	17.0
RSUs	3.9	3.6	1.9	1.9
Other issuable shares	10.2	4.1	10.7	3.7
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	21.9	24.7	20.3	22.6

12. Capital Stock

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Common Shares

As of September 30, 2026, the Company has an unlimited number of authorized shares to issue.

(b) Preferred Shares

The Company has 200.0 million authorized shares of preferred stock with no par value. No shares had been issued as of September 30, 2026.

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

(d) Share-based Compensation

Incentive Plans. The Company serves as the sponsor of the Lionsgate Studios Corp. 2025 Performance Incentive Plan (the “Lionsgate 2025 Plan”), as approved by the Board of Directors of the Company. A total of 58 million Lionsgate Common Shares are reserved for issuance pursuant to awards under the Lionsgate 2025 Plan.

The Lionsgate 2025 Plan provides for grants of stock options, share appreciation rights (“SARS”), RSUs, stock bonuses and other forms of equity awards, as well as certain cash bonus awards to directors, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries.

The following table presents the common shares reserved for future issuance as of September 30, 2026:

September 30, 2026
(Amounts in millions)
Stock options and SARs outstanding	20.8
RSUs - unvested	12.1
Common shares available for future issuance	12.0
Shares reserved for future issuance	44.9

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

The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Share-based compensation expense by type
Stock options	$1.5	$0.2	$2.7	$0.3
RSUs	20.0	21.0	59.2	23.5
SARs	—	0.1	—	0.3
	21.5	21.3	61.9	24.1
Impact of accelerated vesting of equity awards(1)	0.5	2.0	1.4	0.9
Total share-based compensation expense	$22.0	$23.3	$63.3	$25.0

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
___________________
(1)Represents the expense included in restructuring and other for accelerated vesting of equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Share-based compensation expense by expense category
General and administration	$21.5	$21.3	$61.9	$24.1
Restructuring and other	0.5	2.0	1.4	0.9
Total share-based compensation expense	$22.0	$23.3	$63.3	$25.0

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

The following table summarizes the activities during the six months ended September 30, 2026 related to the Company’s stock options and SARs:

	Number of Shares		Weighted Average Exercise Price (per share)
	(Amounts in millions, except per share amounts)
Outstanding as of March 31, 2026	16.9		$14.67
Granted(1)	4.5		$11.07
Exercised	(0.6)		$10.25
Forfeited or expired	—	(2)	$20.08
Outstanding as of September 30, 2026	20.8		$14.01
Vested or expected to vest as of September 30, 2026	20.8		$14.01
Exercisable as of September 30, 2026	16.2		$14.85
___________________
(1)Represents market-based equity awards granted to a certain executive officer of the Company.
(2)Represents less than 0.1 million shares.

Restricted Share Units

RSUs generally vest ratably over one to five years based on continuous service. The Company satisfies vesting of RSUs with newly issued shares.

The following table summarizes the activities during the six months ended September 30, 2026 related to the Company’s unvested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
	(Amounts in millions, except per share amounts)
Unvested as of March 31, 2026	15.9	$6.83
Granted(1)	7.6	$11.47
Vested	(11.0)	$7.01
Forfeited or expired	(0.4)	$6.38
Unvested as of September 30, 2026	12.1	$9.60

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
___________________
(1)During the six months ended September 30, 2026, the Company granted market-based equity awards to a certain executive officer of the Company consisting of 0.7 million RSUs.

13. Income Taxes

The income tax provision for the three and six months ended September 30, 2026 and 2025 was determined by applying the Company’s estimated annual effective tax rate to income (loss) before income taxes for the interim period, adjusted for the tax effects of items that relate discretely to the period, if any. The estimated annual effective tax rate represents the Company’s estimated annual income tax provision divided by its estimated annual income (loss) before income taxes.

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

14. Restructuring and Other

The restructuring and other line item in the unaudited condensed consolidated statements of operations includes restructuring and severance costs and, when applicable, certain other transactions and costs. In addition, during the three and six months ended September 30, 2026 and 2025, the Company incurred certain unusual charges that were not indicative of normal ongoing operations and were recorded within direct operating expenses in the unaudited condensed consolidated statements of operations. The restructuring and other costs and the unusual charges recorded to direct operating expenses are not included in the Company’s segment operating results.

The following table presents the components of restructuring and other on the unaudited condensed consolidated statements of operations, as well as the unusual charges included within direct operating expenses for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Restructuring and other
Content and other impairments(1)	$7.3	$9.8	$7.3	$9.8
Severance(2)	1.7	13.1	4.0	14.8
Transaction and other costs(3)	0.7	2.8	1.3	5.9
Total restructuring and other	9.7	25.7	12.6	30.5

Unusual charges recorded within direct operating expenses
COVID-19 related charges	—	1.0	—	1.0
Unallocated rent costs(4)	4.9	6.1	9.9	11.5
Total unusual charges recorded within direct operating expenses	4.9	7.1	9.9	12.5

Total restructuring and other and other unusual charges recorded within direct operating expenses	$14.6	$32.8	$22.5	$43.0
_______________________
(1)Content and other impairments represent $5.9 million and $8.6 million of development cost write-downs recognized during the six months ended September 30, 2026 and 2025, respectively, related to the restructuring of the Motion Picture and Television Production businesses. In addition, during the three and six months ended September 30, 2026 and 2025, impairment charges were recognized related to certain operating lease right-of-use and leasehold improvement assets within the Television Production segment for facilities no longer expected to be utilized.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring activities, as well as other cost-reduction initiatives that are not reflective of the Company’s ongoing operating activities.
(3)Transaction and other costs primarily related to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. For the six months ended September 30, 2025, transaction costs associated with the Starz Separation were excluded as such amounts were classified within discontinued operations.
(4)Amounts represent rent costs for production facilities that were unutilized due to lower demand following the industry strikes.

Changes in the severance liability during the six months ended September 30, 2026 and 2025 were as follows:

	September 30,
	2026	2025
	(Amounts in millions)
Balance at beginning of period	$12.0	$23.6
Accrual	2.6	13.9
Severance payments	(12.5)	(19.6)
Balance as of September 30, 2026(1)	$2.1	$17.9
_______________________
(1)As of September 30, 2026, the remaining severance liability of approximately $2.1 million is expected to be paid in the next 12 months.

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

In the ordinary course of business, the Company’s reportable segments enter into transactions with one another. Prior to the Starz Separation, the most significant intersegment transactions were licenses of motion pictures and television programming, including Starz original productions, from the Motion Picture and Television Production segments to the former Media Networks segment. These transactions were included in segment results but eliminated in consolidation. Following the Starz Separation, licensing transactions between the Company and Starz are no longer eliminated in consolidation and are reflected in consolidated results from continuing operations. See Note 2 for details related to the continuing involvement of the Company and Starz and the related impact on revenue. The Company refers to the Motion Picture and Television Production segments collectively as the Studio Business.

The CODM uses segment profit to evaluate the current operating performance of each segment, support future operating plans and forecasts and to allocate resources. Segment profit is defined as segment revenues, less segment direct operating expenses, segment distribution and marketing expenses and segment general and administration expenses. Segment profit excludes, when applicable, corporate general and administrative expenses, restructuring and other costs, share-based compensation, certain content charges as a result of changes in management and/or content strategy, unallocated rent cost and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the method used by the Company’s CODM.

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the three and six months ended September 30, 2026 and 2025 is presented in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Segment revenues(1)
Studio Business:
Motion Picture	$359.3	$276.4	$946.6	$543.7
Television Production	309.5	198.7	498.8	487.2
Total Studio Business	668.8	475.1	1,445.4	1,030.9
Intersegment eliminations	—	—	—	(29.9)
	$668.8	$475.1	$1,445.4	$1,001.0
Intersegment revenues
Motion Picture	—	—	—	3.1
Television Production	—	—	—	26.8
Intersegment eliminations	—	—	—	29.9

Segment direct operating expenses(2)
Studio Business:
Motion Picture	165.8	133.8	506.3	270.5
Television Production	257.7	159.4	409.1	399.0
Total Studio Business	423.5	293.2	915.4	669.5
Intersegment eliminations	—	—	—	(42.7)
	423.5	293.2	915.4	626.8
Segment distribution and marketing
Studio Business:
Motion Picture	73.9	88.7	183.8	194.5
Television Production	13.0	13.9	25.0	26.2
Total Studio Business	86.9	102.6	208.8	220.7

Segment general and administration(2)
Studio Business:
Motion Picture	30.9	23.4	62.9	45.8
Television Production	17.2	12.9	32.7	23.4
Total Studio Business	48.1	36.3	95.6	69.2

Segment profit(3)
Studio Business:
Motion Picture	88.7	30.5	193.6	32.9
Television Production	21.6	12.5	32.0	38.6
Total Studio Business	110.3	43.0	225.6	71.5
Intersegment eliminations	—	—	—	12.8
	$110.3	$43.0	$225.6	$84.3
_______________________
(1)See Note 10 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2026 and 2025.
(2)The following tables reconcile segment direct operating expenses and general and administration expenses to the total direct operating expenses and general and administrative expenses as presented on the unaudited condensed consolidated statements of operations:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Direct operating expenses
Studio Business direct operating expenses	$423.5	$293.2	$915.4	$669.5
Unallocated rent costs(i)	4.9	6.1	9.9	11.5
COVID-19 related charges	—	1.0	—	1.0
Intersegment eliminations	—	—	—	(42.7)
Total direct operating expenses	$428.4	$300.3	$925.3	$639.3
_______________________
(i)Represent rent costs that are not allocated to the Studio Business segments for production facilities unutilized due to lower demand following the industry strikes.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
General and administration expenses
Studio Business general and administrative expenses	$48.1	$36.3	$95.6	$69.2
Corporate general and administrative expenses(i)	38.3	28.9	74.2	61.0
Share-based compensation expense included in general and administrative expenses	21.5	21.3	61.9	24.1
Purchase accounting and related adjustments included in general and administrative expenses	2.4	1.6	3.5	3.9
Total general and administrative expenses	$110.3	$88.1	$235.2	$158.2
_______________________
(i)Corporate general and administrative expenses include certain corporate executive expense (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense. Corporate general and administrative expenses also include costs previously incurred in support of the Media Networks segment that did not meet the criteria to be recorded in discontinued operations, see Note 2.

(3)The following table reconciles total segment profit to operating income (loss) as presented on the Company’s unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2026 and 2025:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Total segment profit	$110.3	$43.0	$225.6	$84.3
Corporate general and administrative expenses	(38.3)	(28.9)	(74.2)	(61.0)
Adjusted depreciation and amortization(i)	(3.4)	(3.2)	(6.8)	(6.8)
Restructuring and other	(9.7)	(25.7)	(12.6)	(30.5)
COVID-19 related charges included in direct operating expenses	—	(1.0)	—	(1.0)
Unallocated rent costs included in direct operating expenses	(4.9)	(6.1)	(9.9)	(11.5)
Adjusted share-based compensation expense(ii)	(21.5)	(21.3)	(61.9)	(24.1)
Purchase accounting and related adjustments(iii)	(3.4)	(2.8)	(5.5)	(5.9)
Operating income (loss)	29.1	(46.0)	54.7	(56.5)
Interest expense	(57.8)	(67.3)	(114.7)	(135.9)
Interest and other income	17.5	3.4	22.3	7.8
Other gain (loss), net	(1.7)	3.2	2.0	(13.9)
Loss on extinguishment of debt	—	(1.2)	—	(2.2)
Gain on investments, net	0.2	—	1.5	8.8
Equity interests loss	(0.4)	(1.9)	(0.4)	(3.1)
Loss from continuing operations before income taxes	$(13.1)	$(109.8)	$(34.6)	$(195.0)
_______________________
(i)Adjusted depreciation and amortization represents total depreciation and amortization, excluding amounts recognized in the purchase accounting and related adjustments line item for the non-cash fair value adjustments of certain acquired assets.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Depreciation and amortization	$4.4	$4.4	$8.8	$8.8
Less: Amount included in purchase accounting and related adjustments	(1.0)	(1.2)	(2.0)	(2.0)
Adjusted depreciation and amortization	$3.4	$3.2	$6.8	$6.8

(ii)Adjusted share-based compensation expense represents total share-based compensation, excluding the amounts recognized in restructuring and other that are associated with the accelerated vesting of equity awards pursuant to certain severance arrangements.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Share-based compensation expense	$22.0	$23.3	$63.3	$25.0
Less: Amount included in restructuring and other	(0.5)	(2.0)	(1.4)	(0.9)
Adjusted share-based compensation expense	$21.5	$21.3	$61.9	$24.1

(iii)Purchase accounting and related adjustments consist of compensation-related adjustments associated with the noncontrolling equity interests in the distributable earnings of 3 Arts (see Note 9) and the amortization of non-cash fair value adjustments of certain acquired assets. The amounts allocated to each expense category are presented in the table below:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Purchase accounting and related adjustments
General and administrative expense	$2.4	$1.6	$3.5	$3.9
Depreciation and amortization	1.0	1.2	2.0	2.0
Total purchase accounting and related adjustments	$3.4	$2.8	$5.5	$5.9

Assets allocated to each segment was as follows as of September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
	(Amounts in millions)
Assets
Motion Picture	$2,094.3	$2,247.2
Television Production	2,316.3	2,288.5
Unallocated assets(1)	869.5	791.4
Total assets	$5,280.1	$5,327.1
_______________________
(1)Unallocated assets primarily consist of cash, other assets and investments.

16. Commitments and Contingencies

Commitments

During the three and six months ended September 30, 2026, other than activities in the ordinary course of business, the Company did not have any material changes in its non-cancellable contractual obligations.

Contingencies

The Company is, from time to time, subject to claims and legal proceedings arising in the ordinary course of business.

An accrued liability for claims and legal proceedings is recorded when a loss is determined to be both probable and reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. Actual losses, if any, may differ from amounts accrued.

As of September 30, 2026, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it currently expects would, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding the foregoing, see Note 19 for information regarding Canadian income tax reassessments issued to Starz subsequent to September 30, 2026.

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

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2026, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 33 months from September 30, 2026):

September 30, 2026
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)		(Amounts in millions)
Euro	121.5 EUR	in exchange for	142.7 USD	0.85 EUR
Australian Dollar	5.7 AUD	in exchange for	4.0 USD	1.42 AUD
Canadian Dollar	67.8 CAD	in exchange for	49.1 USD	1.38 CAD
Pound Sterling	111.8 GBP	in exchange for	149.2 USD	0.75 GBP
Hungarian Forint	4,000.0 HUF	in exchange for	11.4 USD	350.57 HUF
Thai Baht	744.3 THB	in exchange for	22.9 USD	32.55 THB

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

Cash settlements related to interest rate contracts are generally classified as operating activities on the unaudited condensed consolidated statements of cash flows.

Designated Cash Flow Hedges. As of September 30, 2026, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 6 and Note 7):

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
December 15, 2024	$125.0	3.97%	December 15, 2026
January 31, 2025	$100.0	4.06%	January 31, 2027
February 14, 2025	$239.3	4.10%	February 14, 2027
April 14, 2025	$86.0	3.45%	April 14, 2027
April 14, 2025	$41.3	3.65%	April 14, 2027
July 1, 2025	$39.4	3.59%	June 14, 2027
Total	$631.0

Financial Statement Effect of Derivatives

Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2026 and 2025:

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income	$1.0	$(2.2)	$1.3	$(5.7)
Gain reclassified from accumulated other comprehensive income into direct operating expense	$—	$0.1	$—	$0.1

Interest rate swaps
Gain recognized in accumulated other comprehensive income	$0.2	$0.5	$1.0	$0.7
Gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(0.5)	$1.0	$(1.1)	$1.8

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain reclassified from accumulated other comprehensive income into interest expense(1)	$7.0	$6.7	$13.9	$13.3

Total direct operating expense on consolidated statements of operations	$428.4	$300.3	$925.3	$639.3
Total interest expense on consolidated statements of operations	$57.8	$67.3	$114.7	$135.9
_______________________
(1)Represents the amortization of unrealized gains recorded in accumulated other comprehensive loss related to previously terminated interest rate swaps.

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of September 30, 2026 and March 31, 2026, there were no outstanding swaps that were subject to a master netting arrangement.

As of September 30, 2026 and March 31, 2026, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

	September 30, 2026
	Other Assets (Current)	Other Accrued Liabilities (Current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$0.4	$1.8
Interest rate swaps	0.5	—
Fair value of derivatives	$0.9	$1.8

	March 31, 2026
	Other Assets (Current)	Other Accrued Liabilities (Current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.7
Interest rate swaps	—	1.6
Fair value of derivatives	$—	$4.3

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2026, based on the current release schedule, the Company estimates approximately $0.4 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into direct operating expenses during the one-year period ending September 30, 2027.

As of September 30, 2026, the Company estimates approximately $23.3 million of gains associated with interest rate swap agreement cash flow hedges in accumulated other comprehensive loss will be reclassified into interest expense during the one-year period ending September 30, 2027.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows as of September 30, 2026 and March 31, 2026. As of September 30, 2026 and March 31, 2026, restricted cash primarily represented amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	September 30, 2026	March 31, 2026
	(Amounts in millions)
Cash and cash equivalents	$358.5	$341.5
Restricted cash included in other current assets	76.6	78.3
Total cash, cash equivalents and restricted cash	$435.1	$419.8

Other Assets

The composition of the Company’s other assets were as follows as of September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$36.4	$25.2
Restricted cash	76.6	78.3
Contract assets	28.4	22.1
Tax credits receivable	238.9	236.8
Total other current assets	$380.3	$362.4

Other noncurrent assets
Prepaid expenses and other	$17.3	$15.3
Accounts receivable	57.9	75.3
Contract assets	4.1	4.3
Tax credits receivable	473.8	403.6
Operating lease right-of-use assets	307.3	262.9
Total other noncurrent assets	$860.4	$761.4

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable Monetization

Under the Company’s accounts receivable monetization programs, the Company has entered into individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds that are classified as operating cash flows. Any losses, representing the difference between the net proceeds received (net of any obligations incurred) and the carrying amount of the receivables transferred, are recorded in “other gain (loss)” on the unaudited condensed consolidated statements of operations. The Company continues to service the transferred receivables and receives servicing fees that approximate the fair value of such services. The fees were immaterial for the three and six months ended September 30, 2026 and 2025. The third-party purchasers have no recourse to other assets of the Company for customer non-payment.

The following table presents a summary of the receivables transferred under individual agreements, the proceeds received and any resulting losses incurred during the three and six months ended September 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$108.3	$68.8	$211.0	$157.2
Net cash proceeds received	$105.8	$67.1	$207.1	$153.7
Loss recorded related to transfers of receivables	$2.5	$1.7	$3.9	$3.5

As of September 30, 2026, the Company derecognized $222.6 million (March 31, 2026 - $314.4 million) of receivables from its unaudited condensed consolidated balance sheets related to individual monetization agreements, which the Company continues to service.

Content Related Payables

Content related payables primarily relate to minimum guarantee obligations, which represent amounts payable for film or television rights that the Company has acquired.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of taxes. During the six months ended September 30, 2026 and 2025, there was no income tax expense or benefit reflected in other comprehensive income due to the loss tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2026	$(36.7)	$80.1	$43.4
Other comprehensive income (loss)	(5.6)	2.3	(3.3)
Reclassifications to net loss(1)	—	(12.8)	(12.8)
September 30, 2026	$(42.3)	$69.6	$27.3

March 31, 2025	$(22.8)	$95.4	$72.6
Other comprehensive income (loss)	12.5	(5.1)	7.4
Reclassifications to net loss(1)	—	(15.2)	(15.2)
Spin off of the Starz Business	(19.2)	—	(19.2)
Elimination of noncontrolling interest(2)	(6.8)	14.6	7.8
September 30, 2025	$(36.3)	$89.7	$53.4
_______________________
(1)Primarily represents a gain of $12.8 million included in interest expense on the unaudited condensed consolidated statement of operations in the six months ended September 30, 2026 (six months ended September 30, 2025 - gain of $15.1 million included in interest expense) (see Note 17).

LIONSGATE STUDIOS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Represents the Legacy Lionsgate Studios noncontrolling interest that was eliminated in connection with the LG Studios Flip (see Note 1).

Supplemental Cash Flow Information

Significant non-cash operating activities during the six months ended September 30, 2026 and 2025 include certain interest rate swap agreements, which are discussed in Note 17.

There were no significant non-cash investing or financing activities for the six months ended September 30, 2026 and 2025.

19. Subsequent Events

3 Arts Transaction. In October 2026, the Company completed a transaction with SP Media where SP Media acquired a noncontrolling interest in a newly formed entity solely holding the Company’s equity interest in 3 Arts. The Company still consolidates 3 Arts as it has a controlling interest in this newly formed entity.

Starz Tax Indemnification Arrangement. In connection with the separation of Starz, the Company retained certain indemnification obligations relating to specified pre-separation tax matters. In October 2026, the Canada Revenue Agency (“CRA”) issued notices of reassessment to Starz relating principally to its Canadian income tax return for fiscal 2019 and a consequential fiscal 2022 adjustment. The notices reflect an aggregate assessed amount and maximum potential loss of approximately $110 million, including interest. Based on management’s evaluation of the matter, including the significant defenses available to the Company and advice of external Canadian tax counsel, the Company does not believe a loss to be probable. Accordingly, the Company has not recorded a contingent loss liability related to the reassessments as of September 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations supplements the accompanying unaudited condensed consolidated financial statements and provides information about the Company’s business, financial condition, cash flows and results of operations. It should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended March 31, 2026.

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

Starz Separation

On May 6, 2025, the separation of the Studio Business from the Starz Business (the “Starz Separation”) was completed, resulting in Lionsgate Studios Corp. operating as an independent, publicly-traded company. As a result, our financial statements reflect only the Motion Picture and Television Production segments as continuing operations, while the historical results of the Starz Business are presented as discontinued operations for all periods prior to the separation. See Note 2 of our unaudited condensed consolidated financial statements for the presentation of discontinued operations, including the partial period through May 6, 2025, during the six months ended September 30, 2025.

Components of Results of Operations

Revenues

Our revenues are generated by the Motion Picture and Television Production segments, collectively referred to as our Studio Business. Revenues are earned in the United States (“U.S.”), Canada, the United Kingdom and other foreign countries. No individual foreign country accounted for more than 10% of total revenue during the three and six months ended September 30, 2026 and 2025.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 27, 2026.

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

Income Taxes. We are subject to income taxes in Canada and the United States, as well as in several other foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves, in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more-likely-than-not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. Realizing the benefit of our deferred tax assets requires the generation of sufficient future taxable income in each jurisdiction in which those deferred tax assets exist. Our assessment of whether taxable income in a jurisdiction will be sufficient to realize our deferred tax assets is an estimate that could change in the future, depending primarily on the actual operating performance of our Company. We continually evaluate our more-likely-than-not assessment and, if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance against all or a portion of our deferred tax assets in that jurisdiction through a charge to our income tax provision. As of September 30, 2026, we had a valuation allowance of $1,485.1 million against certain Canadian, U.S. and other foreign deferred tax assets that may not be realized on a more-likely-than-not basis.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Consolidated Results of Operations from Continuing Operations

The following table presents our unaudited condensed consolidated results from continuing operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Revenues:
Motion Picture	$359.3	$276.4	$82.9	30.0%
Television Production	309.5	198.7	110.8	55.8%
Total revenues	$668.8	$475.1	$193.7	40.8%
Expenses:
Direct operating	428.4	300.3	128.1	42.7%
Distribution and marketing	86.9	102.6	(15.7)	(15.3)%
General and administration	110.3	88.1	22.2	25.2%
Depreciation and amortization	4.4	4.4	—	—%
Restructuring and other	9.7	25.7	(16.0)	(62.3)%
Total expenses	639.7	521.1	118.6	22.8%
Operating income (loss)	29.1	(46.0)	75.1	(163.3)%
Other income (expenses):
Interest expense	(57.8)	(67.3)	9.5	(14.1)%
Interest and other income	17.5	3.4	14.1	414.7%
Other gain (loss), net	(1.7)	3.2	(4.9)	(153.1)%
Loss on extinguishment of debt	—	(1.2)	1.2	(100.0)%
Gain on investments, net	0.2	—	0.2	100.0%
Equity interests loss, net	(0.4)	(1.9)	1.5	(78.9)%
Loss from continuing operations before income taxes	(13.1)	(109.8)	96.7	(88.1)%
Income tax provision	(2.5)	(1.8)	(0.7)	38.9%
Net loss from continuing operations, net of income taxes	(15.6)	(111.6)	96.0	(86.0)%
Net loss from discontinued operations, net of income taxes	—	(1.6)	1.6	(100.0)%
Net loss	(15.6)	(113.2)	97.6	(86.2)%
Less: Net (income) loss attributable to noncontrolling interests	0.1	(0.3)	0.4	(133.3)%
Net loss attributable to Lionsgate Studios Corp. shareholders	$(15.5)	$(113.5)	$98.0	(86.3)%

Revenues. Consolidated revenues increased $193.7 million in the three months ended September 30, 2026, reflecting an increase of $110.8 million and $82.9 million from Television Production and Motion Picture revenue, respectively.

Motion Picture revenue increased $82.9 million, primarily due to an increase in home entertainment, particularly digital media, and television revenue.

Television Production revenue increased $110.8 million, primarily due to an increase in domestic television, international and digital home entertainment revenue.

See further discussion in the Segment Results of Operations section below.

We refer to our Motion Picture and Television Production segments collectively as our Studio Business.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026		2025		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions, except percentages)
Direct operating expenses
Studio Business:
Motion Picture	$165.8	46.1%	$133.8	48.4%	$32.0	23.9%
Television Production	257.7	83.3%	159.4	80.2%	98.3	61.7%
Total Studio Business	423.5	63.3%	293.2	61.7%	130.3	44.4%
Other	4.9	nm	7.1	nm	(2.2)	(31.0)%
Total direct operating expenses	$428.4	64.1%	$300.3	63.2%	$128.1	42.7%
 _______________________
nm - Percentage not meaningful.

Total direct operating expenses increased in the three months ended September 30, 2026. The increase was primarily due to higher direct operating expenses associated with increased Motion Picture and Television Production revenues. See further discussion in the Segment Results of Operations section below.

Other costs included in total direct operating expenses that are not allocated to the Studio Business segments are primarily rent costs for production facilities that were unutilized due to lower demand following the industry strikes of $4.9 million and $6.1 million in the three months ended September 30, 2026 and 2025, respectively.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Distribution and marketing expenses
Motion Picture	$73.9	$88.7	$(14.8)	(16.7)%
Television Production	13.0	13.9	(0.9)	(6.5)%
Total distribution and marketing expenses	$86.9	$102.6	$(15.7)	(15.3)%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expenses	$42.7	$59.8	$(17.1)	(28.6)%

Distribution and marketing expenses decreased in the three months ended September 30, 2026, primarily due to lower theatrical distribution and marketing expenses in the Motion Picture segment. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,				Change
	2026	% of Revenues	2025	% of Revenues	Amount	Percent
	(Amounts in millions, except percentages)
General and administrative expenses
Studio Business:
Motion Picture	$30.9		$23.4		$7.5	32.1%
Television Production	17.2		12.9		4.3	33.3%
Total Studio Business	48.1		36.3		11.8	32.5%
Corporate general and administrative expenses	38.3		28.9		9.4	32.5%
Share-based compensation expense included in general and administrative expenses	21.5		21.3		0.2	0.9%
Purchase accounting and related adjustments included in general and administrative expenses	2.4		1.6		0.8	50.0%
Total general and administrative expenses	$110.3	16.5%	$88.1	18.5%	$22.2	25.2%

Total general and administrative expenses increased in the three months ended September 30, 2026, primarily as a result of increased Studio Business and Corporate general and administrative expenses. See the Segment Results of Operations section below for discussion of the changes in segment general and administrative expenses.

Restructuring and Other. Restructuring and other decreased $16.0 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. See Note 14 to our unaudited condensed consolidated financial statements. The following table presents the components of restructuring and other on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Restructuring and other
Content and other impairments(1)	$7.3	$9.8	$(2.5)	(25.5)%
Severance(2)	1.7	13.1	(11.4)	(87.0)%
Transaction and other costs(3)	0.7	2.8	(2.1)	(75.0)%
Total restructuring and other	$9.7	$25.7	$(16.0)	(62.3)%
_______________________
(1)Content and other impairments for the three months ended September 30, 2026 and 2025 represent $5.9 million and $8.6 million, respectively, of development cost write-downs related to the restructuring of the Motion Picture and Television Production businesses. In addition, amounts for the three months ended September 30, 2025 included impairment charges related to certain operating lease right-of-use and leasehold improvement assets within the Television Production segment for facilities no longer expected to be utilized.
(2)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring activities, as well as other cost-reduction initiatives that are not reflective of the Company’s ongoing operating activities.
(3)Transaction and other costs primarily related to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters.

Interest Expense. Interest expense of $57.8 million in the three months ended September 30, 2026 decreased $9.5 million from the three months ended September 30, 2025, primarily due to lower average interest rates on variable rate corporate debt and film related obligations.

The following table presents the components of interest expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Interest Expense
Revolving credit facility	$2.5	$7.7
Senior Notes	5.8	5.8
IP credit facilities(1)	23.1	20.6
Other(2)	26.4	33.2
Total interest expense	$57.8	$67.3
 _______________________
(1)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.
(2)Other interest expense primarily consists of interest associated with our production loans, Production Tax Credit Facility and Backlog Facility. See Note 7 to our unaudited condensed consolidated financial statements for details. In addition, it includes payments or receipts associated with interest rate swaps, the noncash amortization of unrealized gains in accumulated other comprehensive income related to dedesignated interest rate swaps that are being amortized to interest expense (see Note 17 to our unaudited condensed consolidated financial statements), and the noncash amortization of debt issuance costs.

Interest and other income. Interest and other income of $17.5 million for the three months ended September 30, 2026 increased, as compared to interest and other income of $3.4 million for the three months ended September 30, 2025, primarily due to the resolution of certain contingencies associated with the Starz Separation.

Other gain (loss), net. Other net loss of $1.7 million for the three months ended September 30, 2026, compared to other net gain of $3.2 million for the three months ended September 30, 2025. The change was primarily due to losses incurred from foreign currency transactions during the three months ended September 30, 2026, as compared to gains recognized from foreign currency transactions during the three months ended September 30, 2025.

Loss on extinguishment of debt. Loss on extinguishment of debt of $1.2 million recognized in the three months ended September 30, 2025 related to issuance costs written off in connection with an early prepayment and termination of a film library credit facility. There were no extinguishments of debt during the three months ended September 30, 2026.

Equity interests loss, net. Equity interests loss of $0.4 million for the three months ended September 30, 2026 decreased, as compared to an equity interests loss of $1.9 million for the three months ended September 30, 2025, primarily due to a decrease in losses generated by our equity method investees.

Income tax provision. We recognized an income tax provision of $2.5 million for the three months ended September 30, 2026, compared to an income tax provision of $1.8 million for the three months ended September 30, 2025. Our income tax provision differs from the amount that would result from applying the Canadian federal statutory income tax rate to income (loss) before income taxes. This difference is primarily attributable to the mix of earnings and losses across the various jurisdictions in which our operations are conducted, the effect of valuation allowances against our deferred tax assets in jurisdictions where we do not recognize a tax benefit on losses, and certain minimum income and foreign withholding taxes.

Net loss attributable to Lionsgate Studios Corp. shareholders. Net loss attributable to our shareholders for the three months ended September 30, 2026 was $15.5 million, or basic and diluted net loss per common share of $0.05 on 297.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended September 30, 2025 of $113.5 million, or basic and diluted net loss per common share of $0.39 on 289.2 million weighted average common shares outstanding.

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

The following table reconciles the operating income (loss), which is the most comparable U.S. GAAP measure to the total segment profit non-GAAP measure for the three months ended September 30, 2026 and 2025. Refer to Note 15 of our unaudited condensed consolidated financial statements for the reconciliations of segment direct operating expense and general and administrative expense to their respective line items presented in the GAAP-based consolidated statement of operations. In addition, refer to Note 15 for the reconciliations of adjusted depreciation and amortization and adjusted share-based compensation expense, as presented in the line items below, to U.S. GAAP depreciation and amortization and share-based compensation expense.

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Operating income (loss)	$29.1	$(46.0)	$75.1	nm
Corporate general and administrative expenses	38.3	28.9	9.4	32.5%
Adjusted depreciation and amortization	3.4	3.2	0.2	6.3%
Restructuring and other	9.7	25.7	(16.0)	(62.3)%
COVID-19 related charges	—	1.0	(1.0)	(100.0)%
Unallocated rent cost included in direct operating expenses	4.9	6.1	(1.2)	(19.7)%
Adjusted share-based compensation expense	21.5	21.3	0.2	0.9%
Purchase accounting and related adjustments	3.4	2.8	0.6	21.4%
Total segment profit	$110.3	$43.0	$67.3	156.5%
_______________________
nm - Percentage not meaningful.

The following table presents the revenue and segment profit of the Motion Picture and Television Production segments for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Revenue
Motion Picture	$359.3	$276.4	$82.9	30.0%
Television Production	309.5	198.7	110.8	55.8%
Total revenue	$668.8	$475.1	$193.7	40.8%
Segment Profit
Motion Picture	$88.7	$30.5	$58.2	190.8%
Television Production	21.6	12.5	9.1	72.8%
Total segment profit	$110.3	$43.0	$67.3	156.5%

See the individual segment results of operations discussed below.

Motion Picture

The table below presents the Motion Picture revenue and segment profit for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Motion Picture Segment
Revenue	$359.3	$276.4	$82.9	30.0%
Expenses:
Direct operating	165.8	133.8	32.0	23.9%
Distribution & marketing	73.9	88.7	(14.8)	(16.7)%
General and administrative	30.9	23.4	7.5	32.1%
Segment profit	$88.7	$30.5	$58.2	190.8%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$42.7	$59.8	$(17.1)	(28.6)%

Direct operating expense as a percentage of revenue	46.1%	48.4%

Revenue. The table below presents Motion Picture revenue by media and product category for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025			Change
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
	(Amounts in millions)
Motion Picture Revenue
Theatrical	$10.0	$1.3	$11.3	$17.1	$1.4	$18.5	$(7.2)
Home Entertainment
Digital Media	121.1	49.6	170.7	80.6	44.1	124.7	46.0
Packaged Media	6.7	6.4	13.1	7.7	2.5	10.2	2.9
Total Home Entertainment	127.8	56.0	183.8	88.3	46.6	134.9	48.9
Television	60.7	7.2	67.9	32.4	6.2	38.6	29.3
International	60.3	20.5	80.8	57.5	18.7	76.2	4.6
Other	7.7	7.8	15.5	4.3	3.9	8.2	7.3
Total Motion Picture revenue	$266.5	$92.8	$359.3	$199.6	$76.8	$276.4	$82.9
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

Theatrical revenue decreased $7.2 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to greater revenue generated from the fiscal 2026 theatrical slate titles in the prior year period as compared to the fiscal 2027 theatrical slate titles in the current quarter.

Home entertainment revenue increased $48.9 million, or 36.2%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a $40.5 million increase in digital media revenue from Lionsgate Original Releases. The increase from Original Releases was primarily due to higher revenue generated by our theatrical slate titles released during the current year, in particular, Michael and Now You See Me: Now You Don’t and revenue from multi-platform releases.

Television revenue increased $29.3 million, or 75.9%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to higher revenue generated from Lionsgate Original Releases of $28.3 million, which included significant revenue from Michael.

International revenue increased $4.6 million in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to higher revenue generated from Other Film releases associated with our acquired and licensed brand titles.

Direct Operating Expense. Direct operating expenses increased as compared to the prior year period, due to higher Motion Picture revenue generated in the current period. Direct operating expense as a percentage of revenue decreased as revenue growth exceeded the corresponding increase in direct operating costs, reflecting the mix of performance and costs of the titles released during the period. In addition, during the three months ended September 30, 2026, write-downs of investments in films and television programs related to the Motion Picture segment of $3.1 million were recognized as direct operating expenses. There were no write-downs recognized during the three months ended September 30, 2025.

Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended September 30, 2026 was primarily due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter as compared to the prior year quarter releases. In the three months ended September 30, 2026 approximately $17.2 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $21.0 million in the three months ended September 30, 2025.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended September 30, 2026 increased $7.5 million, primarily due to an increase in incentive based compensation.

Television Production

The table below presents the Television Production revenue and segment profit for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Television Production Segment
Revenue	$309.5	$198.7	$110.8	55.8%
Expenses:
Direct operating	257.7	159.4	98.3	61.7%
Distribution & marketing	13.0	13.9	(0.9)	(6.5)%
General and administrative	17.2	12.9	4.3	33.3%
Segment profit	$21.6	$12.5	$9.1	72.8%

Direct operating expense as a percentage of revenue	83.3%	80.2%

Revenue. The table below presents Television Production revenue and changes in revenue by media for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Television Production Revenue
Domestic	$172.8	$110.9	$61.9	55.8%
International	59.5	30.7	28.8	93.8%
Home Entertainment
Digital	57.3	38.0	19.3	50.8%
Packaged Media	—	0.4	(0.4)	(100.0)%
Total Home Entertainment	57.3	38.4	18.9	49.2%
Other	19.9	18.7	1.2	6.4%
Total Television Production revenue	$309.5	$198.7	$110.8	55.8%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased $61.9 million, or 55.8%, in the three months ended September 30, 2026, due to a higher number of television episodes delivered in the current quarter, which included significant revenue from Power Origins Season 1 and The Hunting Wives Season 2 as compared to the prior year’s quarter.

International revenue increased $28.8 million, or 93.8%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to higher revenue generated internationally from episodes delivered on The Hunting Wives Season 2 as compared to the prior year’s quarter episode deliveries.

Home entertainment revenue increased $18.9 million, or 49.2%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to higher digital media revenue primarily related to The Hunting Wives.

Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2026 increased $98.3 million, or 61.7%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year’s quarter. In addition, during the three months ended September 30, 2026, write-downs of investments in films and television programs related to the Television Production segment of $6.0 million were recognized as direct operating expenses, as compared to $1.5 million recorded during the three months ended September 30, 2025.

General and Administrative Expense. General and administrative expenses of the Television Production segment in the three months ended September 30, 2026 increased $4.3 million, primarily due to an increase in incentive based compensation.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025

Consolidated Results from Continuing Operations

We refer to our Motion Picture and Television Production segments collectively as our Studio Business.

The following table presents our unaudited condensed consolidated results from continuing operations for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Revenues:
Studio Business:
Motion Picture	$946.6	$543.7	$402.9	74.1%
Television Production	498.8	487.2	11.6	2.4%
Total Studio Business	1,445.4	1,030.9	414.5	40.2%
Intersegment eliminations	—	(29.9)	29.9	(100.0)%
Total revenues	1,445.4	1,001.0	444.4	44.4%
Expenses:
Direct operating	925.3	639.3	286.0	44.7%
Distribution and marketing	208.8	220.7	(11.9)	(5.4)%
General and administration	235.2	158.2	77.0	48.7%
Depreciation and amortization	8.8	8.8	—	—%
Restructuring and other	12.6	30.5	(17.9)	(58.7)%
Total expenses	1,390.7	1,057.5	333.2	31.5%
Operating income (loss)	54.7	(56.5)	111.2	(196.8)%
Other income (expenses):
Interest expense	(114.7)	(135.9)	21.2	(15.6)%
Interest and other income	22.3	7.8	14.5	185.9%
Other gain (loss), net	2.0	(13.9)	15.9	nm
Loss on extinguishment of debt	—	(2.2)	2.2	(100.0)%
Gain on investments, net	1.5	8.8	(7.3)	(83.0)%
Equity interests loss, net	(0.4)	(3.1)	2.7	(87.1)%
Loss from continuing operations before income taxes	(34.6)	(195.0)	160.4	(82.3)%
Income tax provision	(10.3)	(8.2)	(2.1)	25.6%
Net loss from continuing operations, net of income taxes	(44.9)	(203.2)	158.3	(77.9)%
Net loss from discontinued operations, net of income taxes	—	(16.5)	16.5	(100.0)%
Net loss	(44.9)	(219.7)	174.8	(79.6)%
Less: Net (income) loss attributable to noncontrolling interests	0.6	(2.7)	3.3	nm
Net loss attributable to Lionsgate Studios Corp. shareholders	$(44.3)	$(222.4)	$178.1	(80.1)%
_______________________
nm - Percentage not meaningful.

Revenues. Total revenues increased $444.4 million in the six months ended September 30, 2026, reflecting a $414.5 million increase in Studio Business revenues and the impact of $29.9 million of intersegment eliminations recorded in the prior-year period that did not recur following the Starz Separation. The increase in Studio Business revenues was due to a $402.9 million increase in Motion Picture revenue, primarily driven by higher theatrical, digital home entertainment and international revenue, and an $11.6 million increase in Television Production revenue, primarily driven by higher international and domestic television revenue, partially offset by lower digital home entertainment revenue.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,
	2026		2025		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions, except percentages)
Direct operating expenses
Studio Business:
Motion Picture	$506.3	53.5%	$270.5	49.8%	$235.8	87.2%
Television Production	409.1	82.0%	399.0	81.9%	10.1	2.5%
Total Studio Business	915.4	63.3%	669.5	64.9%	245.9	36.7%
Other	9.9	nm	12.5	nm	(2.6)	(20.8)%
Intersegment eliminations	—	nm	(42.7)	nm	42.7	nm
Total direct operating expenses	$925.3	64.0%	$639.3	63.9%	$286.0	44.7%
 _______________________
nm - Percentage not meaningful.

Total direct operating expenses increased in the six months ended September 30, 2026, primarily due to higher direct operating expenses associated with increased Motion Picture and Television Production revenues. See further discussion in the Segment Results of Operations section below.

Other costs included in total direct operating expenses that are not allocated to the Studio Business are primarily rent costs for production facilities that were unutilized due to lower demand following the industry strikes of $9.9 million and $11.5 million in the six months ended September 30, 2026 and 2025, respectively.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Distribution and marketing expenses
Motion Picture	$183.8	$194.5	$(10.7)	(5.5)%
Television Production	25.0	26.2	(1.2)	(4.6)%
Total distribution and marketing expenses	$208.8	$220.7	$(11.9)	(5.4)%

U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expenses	$124.1	$131.3	$(7.2)	(5.5)%

Distribution and marketing expenses decreased in the six months ended September 30, 2026, primarily due to a decrease in Motion Picture theatrical distribution and marketing expenses. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,				Change
	2026	% of Revenues	2025	% of Revenues	Amount	Percent
	(Amounts in millions, except percentages)
General and administrative expenses
Studio Business:
Motion Picture	$62.9		$45.8		$17.1	37.3%
Television Production	32.7		23.4		9.3	39.7%
Total Studio Business	95.6		69.2		26.4	38.2%
Corporate general and administrative expenses	74.2		61.0		13.2	21.6%
Share-based compensation expense included in general and administrative expenses	61.9		24.1		37.8	156.8%
Purchase accounting and related adjustments	3.5		3.9		(0.4)	(10.3)%
Total general and administrative expenses	$235.2	16.3%	$158.2	15.8%	$77.0	48.7%

Total general and administrative expenses increased in the six months ended September 30, 2026, primarily as a result of increased share-based compensation expenses, Studio Business general and administrative expenses and Corporate general and administrative expenses. See the Segment Results of Operations section below for discussion of the changes in segment general and administrative expenses.

The increase in share-based compensation expense included in general and administrative expense in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, was primarily due to higher fair values in the current fiscal period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The increase in fair value was primarily attributed to increases in the Company’s stock price.

Restructuring and Other. Restructuring and other decreased $17.9 million in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025. See Note 14 to our unaudited condensed consolidated financial statements. The following table presents the components of restructuring and other on the unaudited condensed consolidated statements of operations for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Restructuring and other
Content and other impairments(1)	$7.3	$9.8	$(2.5)	(25.5)%
Severance(2)	4.0	14.8	(10.8)	(73.0)%
Transaction and other costs(3)	1.3	5.9	(4.6)	(78.0)%
Total restructuring and other	$12.6	$30.5	$(17.9)	(58.7)%
_______________________
(1)Content and other impairments for the six months ended September 30, 2026 and 2025 represent $5.9 million and $8.6 million, respectively, of development cost write-downs related to the restructuring of the Motion Picture and Television Production businesses. In addition, amounts for the six months ended September 30, 2025 included impairment charges related to certain operating lease right-of-use and leasehold improvement assets within the Television Production segment for facilities no longer expected to be utilized.
(2)Severance costs were primarily related to workforce reduction actions undertaken in connection with restructuring activities, as well as other cost-reduction initiatives that are not reflective of the Company’s ongoing operating activities.
(3)Transaction and other costs primarily related to transaction, integration and legal costs incurred in connection with certain strategic transactions and restructuring activities, as well as costs associated with certain legal matters. For the six months ended September 30, 2025, transaction costs associated with the Starz Separation were excluded as such amounts were classified within discontinued operations.

Interest Expense. Interest expense of $114.7 million in the six months ended September 30, 2026 decreased by $21.2 million from the six months ended September 30, 2025, primarily due to lower average interest rates on variable rate corporate debt and film related obligations.

The following table presents the components of interest expense for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Interest Expense
Revolving credit facility	$6.0	$11.9
Term loans	—	2.0
Senior Notes	11.7	13.2
IP credit facilities(1)	46.4	42.5
Other(2)	50.6	66.3
Total interest expense	$114.7	$135.9
_______________________
(1)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and the LG IP Credit Facility.
(2)Other interest expense primarily consists of interest associated with our production loans, Production Tax Credit Facility and Backlog Facility. See Note 7 to our unaudited condensed consolidated financial statements for details. In addition, it includes payments or receipts associated with interest rate swaps, the noncash amortization of unrealized gains in accumulated other comprehensive income related to dedesignated interest rate swaps that are being amortized to interest expense (see Note 17 to our unaudited condensed consolidated financial statements), and the noncash amortization of debt issuance costs.

Interest and other income. Interest and other income of $22.3 million for the six months ended September 30, 2026 increased, as compared to interest and other income of $7.8 million for the six months ended September 30, 2025, primarily due to the resolution of certain contingencies associated with the Starz Separation.

Other gain (loss), net. The change in other net gain of $2.0 million for the six months ended September 30, 2026, compared to other net loss of $13.9 million for the six months ended September 30, 2025, was primarily due to gains recognized from foreign currency transactions during the six months ended September 30, 2026 as compared to losses incurred from foreign currency transactions during the six months ended September 30, 2025.

Loss on extinguishment of debt. Loss on extinguishment of debt of $2.2 million recognized during the six months ended September 30, 2025 related to the termination of our prior revolving credit facility and entry into the new Credit Agreement in connection with the Starz Separation. There were no extinguishments of debt during the six months ended September 30, 2026.

Gain on investments, net. Gain on investments, net of $1.5 million recognized in the six months ended September 30, 2026 decreased as compared to a gain on investments of $8.8 million recognized in the six months ended September 30, 2025 primarily due to the sale of our equity method ownership interest in Spyglass and other investments in the prior year period.

Equity interests loss, net. Equity interests loss of $0.4 million in the six months ended September 30, 2026 decreased, as compared to the equity interests loss of $3.1 million in the six months ended September 30, 2025, primarily due to a decrease in losses generated by our equity method investees.

Income tax provision. We recognized an income tax provision of $10.3 million in the six months ended September 30, 2026, compared to an income tax provision of $8.2 million in the six months ended September 30, 2025. Our income tax provision differs from the amount that would result from applying the Canadian federal statutory income tax rate to income (loss) before income taxes. This difference is primarily attributable to the mix of earnings and losses across the various jurisdictions in which our operations are conducted, the effect of valuation allowances against our deferred tax assets in jurisdictions where we do not recognize a tax benefit on losses, and certain minimum income and foreign withholding taxes.

Net loss attributable to Lionsgate Studios Corp. shareholders. Net loss attributable to our shareholders for the six months ended September 30, 2026 was $44.3 million, or basic and diluted net loss per common share of $0.15 on 294.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2025 of $222.4 million, or basic and diluted net loss per common share of $0.79 on 280.8 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025”, Segment Results of Operations and Non-GAAP Measures for a definition of the non-GAAP measures and total segment profit.

The following table reconciles the operating income (loss), which is the most comparable U.S. GAAP measure, to the total segment profit non-GAAP measure for the six months ended September 30, 2026 and 2025. Refer to Note 15 of our unaudited condensed consolidated financial statements for the reconciliations of segment direct operating expense and general and administrative expense to their respective line items presented in the GAAP-based consolidated statement of operations. In addition, refer to Note 15 for the reconciliations of adjusted depreciation and amortization and adjusted share-based compensation expense, as presented in the line items below, to U.S. GAAP depreciation and amortization and share-based compensation expense.

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Operating income (loss)	$54.7	$(56.5)	$111.2	nm
Corporate general and administrative expenses	74.2	61.0	13.2	21.6%
Adjusted depreciation and amortization	6.8	6.8	—	—%
Restructuring and other	12.6	30.5	(17.9)	(58.7)%
COVID-19 related charges	—	1.0	(1.0)	(100.0)%
Unallocated rent cost included in direct operating expense	9.9	11.5	(1.6)	(13.9)%
Adjusted share-based compensation expense	61.9	24.1	37.8	156.8%
Purchase accounting and related adjustments	5.5	5.9	(0.4)	(6.8)%
Total segment profit	$225.6	$84.3	$141.3	167.6%
_______________________
nm - Percentage not meaningful.

The following table presents the revenue and segment profit of the Motion Picture and Television Production segments for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Revenue
Studio Business:
Motion Picture	$946.6	$543.7	$402.9	74.1%
Television Production	498.8	487.2	11.6	2.4%
Total Studio Business	$1,445.4	$1,030.9	$414.5	40.2%
Intersegment eliminations	—	(29.9)	29.9	(100.0)%
Total revenue	$1,445.4	$1,001.0	$444.4	44.4%
Segment Profit
Studio Business:
Motion Picture	$193.6	$32.9	$160.7	488.4%
Television Production	32.0	38.6	(6.6)	(17.1)%
Total Studio Business	$225.6	$71.5	$154.1	215.5%
Intersegment eliminations	—	12.8	(12.8)	nm
Total segment profit	$225.6	$84.3	$141.3	167.6%
_______________________

nm - Percentage not meaningful.

See the individual segment results of operations discussed below. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture

The table below presents the Motion Picture revenue and segment profit for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Motion Picture Segment:
Revenue	$946.6	$543.7	$402.9	74.1%
Expenses:
Direct operating	506.3	270.5	235.8	87.2%
Distribution & marketing	183.8	194.5	(10.7)	(5.5)%
General and administrative	62.9	45.8	17.1	37.3%
Segment profit	$193.6	$32.9	$160.7	488.4%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$124.1	$131.3	$(7.2)	(5.5)%

Direct operating expense as a percentage of revenue	53.5%	49.8%

Revenue. The table below presents Motion Picture revenue by media and product category for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026			2025			Change
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
	(Amounts in millions)
Motion Picture Revenue
Theatrical	$218.3	$1.5	$219.8	$44.6	$2.6	$47.2	$172.6
Home Entertainment
Digital Media	227.1	97.4	324.5	145.2	87.4	232.6	91.9
Packaged Media	12.3	10.6	22.9	10.9	7.4	18.3	4.6
Total Home Entertainment	239.4	108.0	347.4	156.1	94.8	250.9	96.5
Television	90.4	12.4	102.8	62.2	11.8	74.0	28.8
International	213.3	38.2	251.5	121.8	35.7	157.5	94.0
Other	13.7	11.4	25.1	7.4	6.7	14.1	11.0
Total Motion Picture revenue	$775.1	$171.5	$946.6	$392.1	$151.6	$543.7	$402.9
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

Theatrical revenue increased $172.6 million in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, primarily due to an increase of $173.7 million in Lionsgate Original Releases, driven by the theatrical release of Michael.

Home entertainment revenue increased $96.5 million, or 38.5%, in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, primarily due to a $91.9 million increase in digital media revenue from Lionsgate Original Releases and Other Films. The increase in Original Releases was primarily due to higher revenue generated by our theatrical slate titles, in particular, Michael, Now You See Me: Now You Don’t and The Housemaid.

Television revenue increased $28.8 million, or 38.9%, in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, primarily due to higher revenue from Lionsgate Original Releases of $28.2 million from the fiscal 2027 and 2026 theatrical slate titles with television windows opening in the current period, as compared to the fiscal 2026 and 2025 theatrical slate titles with television windows opening during the prior year period.

International revenue increased $94.0 million in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, due to higher revenue generated from Lionsgate Original Releases of $91.5 million, primarily driven by the theatrical slate title release of Michael in the current period.

Direct Operating Expense. The increase in direct operating expenses was due to higher Motion Picture revenue. The increase in direct operating expenses as a percentage of revenue is driven by the performance and costs of the titles released during the six months ended September 30, 2026. In addition, during the six months ended September 30, 2026, write-downs of investments in films and television programs related to the Motion Picture segment of $14.3 million were recognized as direct operating expenses. There were no write-downs recognized during the six months ended September 30, 2025.

Distribution and Marketing Expense. The decrease in distribution and marketing expense in the six months ended September 30, 2026 was primarily due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period. In the six months ended September 30, 2026, approximately $24.1 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $24.5 million in the six months ended September 30, 2025 in the Motion Picture segment.

General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2026 increased $17.1 million, or 37.3%, primarily due to an increase in incentive based compensation.

Television Production

The table below presents the Television Production revenue and segment profit for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Television Production Segment
Revenue	$498.8	$487.2	$11.6	2.4%
Expenses:
Direct operating	409.1	399.0	10.1	2.5%
Distribution & marketing	25.0	26.2	(1.2)	(4.6)%
General and administrative	32.7	23.4	9.3	39.7%
Segment profit	$32.0	$38.6	$(6.6)	(17.1)%

Direct operating expense as a percentage of revenue	82.0%	81.9%

Revenue. The table below presents Television Production revenue and changes in revenue by media for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(Amounts in millions, except percentages)
Television Production
Domestic	$285.2	$276.5	$8.7	3.1%
International	94.8	77.1	17.7	23.0%
Home Entertainment
Digital Media	77.3	90.6	(13.3)	(14.7)%
Packaged Media	0.4	1.6	(1.2)	(75.0)%
Total Home Entertainment	77.7	92.2	(14.5)	(15.7)%
Other	41.1	41.4	(0.3)	(0.7)%
Total Television Production revenue	$498.8	$487.2	$11.6	2.4%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased $8.7 million, or 3.1%, in the six months ended September 30, 2026, primarily due to a higher number of television episodes delivered.

International revenue increased $17.7 million, or 23.0%, in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, primarily due to higher revenue generated internationally from episodes delivered on The Hunting Wives Season 2 as compared to the prior year period’s episode deliveries.

Home entertainment revenue decreased $14.5 million, or 15.7%, in the six months ended September 30, 2026, as compared to the six months ended September 30, 2025, primarily due to lower digital media revenues generated in the current period as compared to the prior year period, which reflected significant revenue generated by The Chosen Season 5.

Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2026 increased $10.1 million, or 2.5%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current period as compared to the prior year period. In addition, during the six months ended September 30, 2026, write-downs of investments in films and television programs related to the Television Production segment of $7.6 million were recognized as direct operating expenses, as compared to $1.5 million recorded during the six months ended September 30, 2025.

General and Administrative Expense. General and administrative expenses of the Television Production segment increased by $9.3 million, or 39.7% as compared to the six months ended September 30, 2025, primarily due to an increase in incentive based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our liquidity and capital requirements in the six months ended September 30, 2026 were provided principally through cash generated from operations, corporate debt, our film related obligations, the monetization of trade accounts receivable and government incentive programs. As of September 30, 2026, we had cash and cash equivalents of $358.5 million.

Corporate Debt

Our corporate debt, excluding film related obligations, consisted of the following as of September 30, 2026:
•Revolving Credit Facility. On May 6, 2025, we entered into a credit agreement that provides for an $800.0 million senior secured revolving credit facility, with the ability to increase the borrowing capacity to $1.2 billion. With no outstanding balance as of September 30, 2026, we continue to maintain significant availability under the Facility to support our short-term needs or longer-term liquidity requirements. The Revolving Credit Facility matures on May 6, 2030.
•Senior Notes. We have $389.9 million outstanding of 6.0% senior notes due 2030 (the “Senior Notes”). The Senior Notes mature on April 15, 2030.
•eOne IP Credit Facility. In July 2024, as amended in March 2026, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “eOne IP Credit Facility”) secured by certain intellectual property rights primarily associated with titles acquired as part of the eOne acquisition. The maximum principal amount of the facility is $371.3 million, subject to the amount of collateral available. As of September 30, 2026, $345.3 million was outstanding with no additional borrowing capacity available. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility. In September 2024, as subsequently amended, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “LG IP Credit Facility”) secured by intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $1.25 billion, subject to the amount of collateral available. As of September 30, 2026, $1,125 million was outstanding with no additional borrowing capacity available. The LG IP Credit Facility matures on September 30, 2029.
•3 Arts Credit Facility. On May 29, 2025, in preparation for the A & A purchase (see Note 3 to our unaudited condensed consolidated financial statements), 3 Arts entered into a $50.0 million senior secured credit facility (the “3 Arts Credit Facility”) secured by a security interest in substantially all of the assets of 3 Arts and the guarantors, subject to certain exceptions. As of September 30, 2026, $30.7 million was outstanding and approximately $19.3 million of borrowing capacity remained available. The 3 Arts Credit Facility matures on May 29, 2029.

See Note 6 to our unaudited condensed consolidated financial statements for discussion of our corporate debt.

Film Related Obligations

Our film related obligations consisted of the following as of September 30, 2026:
•Production Loans. Production loans represent individual and multi-title loans for film and television programs that are produced by us. The majority of our production loans have contractual repayment dates either at or near the expected completion or release dates of the productions, with the exception of certain loans containing repayment dates on a longer term basis. As of September 30, 2026, $1.4 billion was outstanding under the production loans.
•Production Tax Credit Facility. We have a $380.0 million non-recourse senior secured revolving credit facility secured solely by certain of the Company’s tax credit receivables. As of September 30, 2026, $364.4 million was outstanding, $15.6 million of borrowing capacity remained available, and $440.4 million of tax credit receivables served as collateral. The outstanding balance is repaid with cash received from the underlying collateral. The Production Tax Credit Facility matures on January 27, 2028.
•Backlog Facility and Other:

◦Backlog Facility. In March 2022, as amended in June 2025, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) secured by collateral consisting solely of certain fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility as of September 30, 2026 was $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period ends on May 30, 2028, at which point cash collections from the underlying collateral are used to repay the facility. The facility matures up to 2 years and 90 days after the end of the revolving period, currently August 28, 2030. As of September 30, 2026, there was $175.0 million outstanding under the Backlog Facility, with no borrowing capacity remaining.
◦Other. We have other loans secured by accounts receivable and contracted receivables not yet recognized as revenue under certain licensing agreements. Borrowings under these loans are required to be repaid with cash received from the underlying collateral as collected and may be voluntarily repaid at any time without prepayment penalties. As of September 30, 2026, outstanding borrowings under the “other” loans were $181.6 million and were secured by accounts receivable of $41.1 million and contracted receivables not yet recognized as accounts receivable of $157.1 million. The remaining contractual payment on the “other” loans is due in December 2027.

See Note 7 to our unaudited condensed consolidated financial statements for discussion of our film related obligations.

Accounts Receivable Monetization and Governmental Incentives

Our accounts receivable monetization program includes individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers.

In addition, we utilize governmental incentive programs and other structures from states and foreign countries to fund our film and television productions and reduce financial risk. Amounts received are calculated based on qualifying expenditures incurred in the particular jurisdiction related to the production and may include sales tax refunds, transferable or refundable tax credits, direct subsidies or cash rebates.

See Note 18 to our unaudited condensed consolidated financial statements for details of our accounts receivable monetization programs and the tax credit receivables balance.

Uses of Cash

Our principal uses of cash include the funding of film and television productions, film rights acquisitions, the distribution and marketing of films and television programs, and general and administrative expenses. We also use cash for debt service (i.e., principal and interest payments) requirements, equity method or other equity investments, quarterly cash dividends when declared, the purchase of common shares under our share repurchase program, capital expenditures, and acquisitions of or investment in businesses.

On September 29, 2026, the 3 Arts noncontrolling interest holders exercised their put right to sell their remaining 24% interest to the Company with the sale transaction to close no later than February 1, 2027. The Company expects to acquire the holders’ remaining 24% interest for an estimated redemption price of approximately $175.4 million. See Note 9 to our unaudited condensed consolidated financial statements for details of the transaction.

As of September 30, 2026, we had remaining redeemable noncontrolling interests of $24.0 million related to A & A Management and other immaterial interests. We may be required to use cash in the event the holders of the noncontrolling interests exercise their rights to require us to repurchase these interests. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

We may from time to time seek to retire, purchase or refinance our outstanding debt through cash purchases, exchanges for equity securities in open market purchases, privately negotiated transactions, refinancings or otherwise. Any such transactions will depend on prevailing market conditions, our liquidity requirements, opportunities to reduce interest expense, contractual restrictions and other factors, and could result in a charge related to the early extinguishment of debt. The amounts involved may be material.

Our current financing strategy is to fund operations and investments in films and television programs through cash flow from operations, available credit facilities and other financing arrangements, government incentive programs and the monetization of trade accounts receivable. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through available liquidity, credit facilities, equity or debt financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt. If our existing cash flows from operations and available credit facilities are insufficient to fund such transactions, there can be no assurance that additional financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short- and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates and ongoing disruptions in financial markets and in commercial activity generally related to changes in monetary and fiscal policy, tariffs, United States political developments, geopolitical events and other sources of instability, could make financing more difficult or more expensive, and we may not be able to obtain such financing.

Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. In addition to the cash requirements of any potential future redemption of our noncontrolling interests as discussed above, we have other anticipated cash requirements outside of our normal operations.

In the short term, we expect cash requirements for productions to remain consistent and our marketing spend to increase in fiscal 2028 as compared to fiscal 2027. We believe that cash flow from operations, cash on hand, availability under our credit facilities, the monetization of trade accounts receivable and other available financing sources will be adequate to meet our known operational and debt service requirements for the next 12 months and beyond, including the funding of future film and television productions, film rights acquisitions, theatrical and home entertainment release schedules, and future equity method and other investment funding requirements. We monitor our cash flow, liquidity, borrowing availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our creditworthiness.

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table presents our significant contractual and other obligations as of September 30, 2026 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of September 30, 2026 (on-balance sheet arrangements)
Corporate debt(1):
Revolving Credit Facility	$—	$—	$—
Senior Notes	389.9	—	389.9
eOne IP Credit Facility	345.3	37.1	308.2
LG IP Credit Facility	1,125.0	125.0	1,000.0
3 Arts Credit Facility	30.7	—	30.7
Film related obligations(2)	2,139.1	1,607.8	531.3
Content related payables(3)	20.7	20.7	—
Operating lease obligations	345.2	47.3	297.9
	4,395.9	1,837.9	2,558.0
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	335.8	188.9	146.9
Interest payments(5)	376.3	165.1	211.2
Other contractual obligations	285.6	59.3	226.3
	997.7	413.3	584.4
Total future repayment of debt and other commitments under contractual obligations(6)	$5,393.6	$2,251.2	$3,142.4
_______________________
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
(5)Includes cash interest payments on corporate debt and film related obligations, based on the applicable SOFR rates as of September 30, 2026, net of payments and receipts under the Company’s interest rate swaps, excluding interest on the revolving credit facility, as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Excluded from the amounts above is the estimated redemption price of approximately $175.4 million for the acquisition of the remaining 24% interest in 3 Arts as of September 30, 2026. See Note 9 to our unaudited condensed consolidated financial statements for further information.

For additional details of our commitments and contingencies, see Note 16 to our unaudited condensed consolidated financial statements.

Discussion of Operating, Investing and Financing Cash Flow Activity - Continuing Operations

Cash, cash equivalents and restricted cash increased by $16.4 million during the six months ended September 30, 2026 and decreased by $5.7 million during the six months ended September 30, 2025, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.

Operating Activities. Cash flows provided by operating activities attributable to continuing operations for the six months ended September 30, 2026 and 2025 were as follows:

	Six Months Ended
	September 30,
	2026	2025	Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities - Continuing Operations	$1.4	$(213.1)	$214.5

Cash flows provided by operating activities attributable to continuing operations were $1.4 million for the six months ended September 30, 2026, compared to cash flows used in operating activities attributable to continuing operations of $213.1 million in the prior year period. The improvement primarily reflected a $299.9 million increase in cash flows generated before changes in operating assets and liabilities, partially offset by $85.4 million of cash used for changes in working capital. Changes in working capital primarily reflected increases in other assets, decreases in deferred revenue and decreases in accounts payable and accrued liabilities, partially offset by higher collections of accounts receivable and lower cash used for participations and residuals.

Investing Activities. Cash flows used in investing activities attributable to continuing operations for the six months ended September 30, 2026 and 2025 were as follows:

	Six Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Acquisition of businesses, net of cash acquired (see Note 3)	$—	$(29.4)
Proceeds from the sale of equity method and other investments	—	34.0
Investments in equity method investees and other	—	(2.0)
Capital expenditures	(6.5)	(6.7)
Net Cash Flows Used In Investing Activities - Continuing Operations	$(6.5)	$(4.1)

Cash flows used in investing activities attributable to continuing operations for the six months ended September 30, 2026 and 2025 were $6.5 million and $4.1 million, respectively. The prior year period included cash used for the acquisition of A & A, partially offset by proceeds from the sale of our equity investment in Spyglass. There was no similar activity in the current period.

Financing Activities. Cash flows provided by financing activities attributable to continuing operations for the six months ended September 30, 2026 and 2025 were as follows:

	Six Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$488.8	$1,728.5
Debt - repurchases and repayments	(578.5)	(1,779.0)
Net borrowings (repayments) of debt	(89.7)	(50.5)

Film related obligations - borrowings	844.9	1,411.5
Film related obligations - repayments	(671.2)	(1,447.7)
Net borrowings (repayments) of film related obligations	173.7	(36.2)

Cash settlement in connection with Starz Separation refinancing	—	262.8
Sale of noncontrolling interest in Legacy Lionsgate Studios Corp.	—	(3.5)
Distributions to noncontrolling interests, net	(4.2)	(2.0)
Exercise of stock options	5.9	—
Tax withholding required on equity awards	(64.2)	(13.4)
Net Cash Flows Provided By Financing Activities - Continuing Operations	$21.5	$157.2

Cash flows provided by financing activities attributable to continuing operations for the six months ended September 30, 2026 of $21.5 million primarily reflect net proceeds of $84.0 million related to debt and film obligations, partially offset by payments of $64.2 million related to tax withholdings required on equity awards.

Cash flows provided by financing activities attributable to continuing operations for the six months ended September 30, 2025 of $157.2 million, primarily reflect a net cash settlement received in connection with the Starz Separation refinancing of $262.8 million, partially offset by total net repayments of $86.7 million related to debt and film obligations.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the unaudited condensed consolidated balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.9 billion at September 30, 2026 (March 31, 2026 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.5 billion at September 30, 2026 (March 31, 2026 - $1.3 billion).

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

Interest Rate Risk. At September 30, 2026, we had interest rate swap agreements to fix the interest rate on $631.0 million of variable rate SOFR-based debt. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

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

Borrowings under the Credit Agreement bear interest at LGTV’s option, at either (i) Term SOFR (subject to a 0.00% floor) or (ii) a base rate, in each case plus a margin. The applicable margin is 2.50% for SOFR loans and 1.50% for base rate loans. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum and advances under the 3 Arts Credit Facility are payable at maturity and bear interest at a rate per annum equal to, at the borrower’s option, either Term SOFR plus a margin of 2.50% or a base rate plus a margin of 1.50%. Assuming the Credit Agreement is drawn up to its maximum borrowing capacity of $800.0 million, based on the applicable SOFR in effect as of September 30, 2026, each quarter point change in interest rates would result in a $4.2 million change in annual net interest expense on the revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, 3 Arts Credit Facility and interest rate swap agreements.

As of September 30, 2026, our Senior Notes had an outstanding carrying value of $383.9 million, and an estimated fair value of $363.5 million. A 1% increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $11.0 million, and a 1% decrease in the level of interest rates would increase the fair value of the Senior Notes by approximately $11.6 million.

The variable interest film related obligations, which includes our production loans, Production Tax Credit Facility, Backlog Facility and others, incur primarily SOFR-based interest, with applicable margins ranging from 1.00% to 3.00% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $5.3 million in additional annual interest costs (based on the outstanding principal amount of such loans).

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and effective interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2026:

	Remainder of Year Ending March 31,	Year Ending March 31,						September 30, 2026
	2027	2028	2029	2030	2031	Thereafter	Total	Fair Value
	(Amounts in millions, except percentages)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Effective Interest Rate	—%	—%	—%	—%	—%	—%
eOne IP Credit Facility(1)	$18.6	$37.1	$37.1	$252.5	$—	$—	$345.3	$345.3
Effective Interest Rate	6.16%	6.16%	6.16%	6.16%	—%	—%
LG IP Credit Facility(1)	$62.5	$125.0	$125.0	$812.5	$—	$—	$1,125.0	$1,125.0
Effective Interest Rate	6.16%	6.16%	6.16%	6.16%	—%	—%
3 Arts Credit Facility(1)	$—	$—	$—	$30.7	$—	$—	$30.7	$30.7
Effective Interest Rate	—%	—%	—%	6.41%	—%	—%
Film related obligations(2)	$1,005.6	$1,064.2	$—	$—	$69.3	$—	$2,139.1	$2,139.1
Effective Interest Rate	5.60%	5.65%	—%	—%	—%	—%
Fixed Rates:
Senior Notes	$—	$—	$—	$—	$389.9	$—	$389.9	$363.5
Interest Rate	—%	—%	—%	—%	6.00%	—%
Interest Rate Swaps(3)
Variable to fixed notional amount	$464.3	$166.7	$—	$—	$—	$—	$631.0	$0.5
 _______________________
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
(3)Represent interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates ranging from 3.45% to 4.10% with maturities from December 2026 to June 2027. See Note 17 to our unaudited condensed consolidated financial statements.

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

As of September 30, 2026, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2026.

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

ITEM 1A. RISK FACTORS.

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2026 Form 10-K for the fiscal year ended March 31, 2026 and Part II, Item 1A of the Form 10-Q for the first quarter ended June 30, 2026, in each case under the heading “Risk Factors”. Except for the risk factors disclosed in Part II, Item 1A of the first quarter ended June 30, 2026 Form 10-Q, which is hereby incorporated by reference into Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors as previously reported in the 2026 Form 10-K for the fiscal year ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION.

During the quarterly period ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	5/7/2025
3.2	Notice of Articles	8-K	3.2	5/7/2025
4.1.12x	Supplemental Indenture No. 12, dated as of October 7, 2026
10.15.2*	Employment Agreement Extension, dated October 29, 2026, between Lionsgate Studios Corp. and James Barge	8-K	10.1	10/29/2026
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement
x	Filed herewith
xx
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
Date: November 5, 2026		Title:	Chief Financial Officer